Form 10-Q
period 2024-03-31
Maitong Sunshine Cultural Development Co., Ltd
filed 2024-05-08
CIK 2003750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to____________

Commission File Number: 333-276152

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

(Exact name of registrant as specified in its charter)

Nevada	93-4332287
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Room 202, Gate 6, Building 9, Yayuan,

Anhui Beili, Chaoyang District, Beijing,

China 100000

Office: +86 (010) 6492 7946

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 60,000,000 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	As of March 31,	As of September 30,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash	$22,679	$-
Prepayments	38,770	-
Other receivables	-	1,141
Total current assets	61,449	1,141
Property and equipment, net	3,310	-
Right-of-use assets	23,725	40,752
Total assets	$88,484	$41,893

Liabilities and Deficit
Current Liabilities:
Accrued expenses	$15,415	$30,790
Due to related parties	103,455	9,626
Other payables	3,784	1,239
Operating lease liabilities, current	23,725	34,830
Total current liabilities	146,379	76,485
Operating lease liabilities, less current portion	-	5,922
Total liabilities	146,379	82,407

Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and September 30, 2023	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,000,000 shares issued and outstanding at March 31, 2024 and September 30, 2023	60,000	60,000
Additional paid-in capital	-	-
Capital stock subscription receivable	-	(60,000)
Accumulated deficit	(117,904)	(40,502)
Accumulated other comprehensive loss	9	(12)
Total stockholders’ deficit	(57,895)	(40,514)
Total liabilities and equity	$88,484	$41,893

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2024	2024

Revenue	$140,986	$264,956
Cost of revenue	85,911	161,750
Gross profit	55,075	103,206

Selling, general and administrative expenses	79,701	180,134
Loss from operations	(24,626)	(76,928)
Other income (expense)	-	(107)
Loss before provision for income taxes	(24,626)	(77,035)
Provision for income taxes	282	367
Net loss	$(24,908)	$(77,402)

Comprehensive loss:
Net loss	$(24,908)	$(77,402)
Foreign currency translation adjustment	(11)	21
Comprehensive loss	$(24,919)	$(77,381)

Basic and diluted loss per share	$(0.000)	$(0.002)
Weighted average number of shares outstanding	60,000,000	50,301,639

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at September 30, 2023	60,000,000	$60,000	$-	$(60,000)	$(40,502)	$(12)	$(40,514)
Capital subscription received	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(52,494)	-	(52,494)
Foreign currency translation adjustment	-	-	-	-	-	32	32
Balance at December 31, 2023	60,000,000	60,000	-	-	(92,996)	20	(32,976)
Net loss	-	-	-	-	(24,908)	-	(24,908)
Foreign currency translation adjustment	-	-	-	-	-	(11)	(11)
Balance at March 31, 2024	60,000,000	$60,000	$-	$-	$(117,904)	$9	$(57,895)

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

For the Six Months Ended March 31,
2024
Cash Flows from Operating Activities
Net loss	$(77,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401
Operating lease expense	17,535
Interest expense	536
Changes in operating assets and liabilities:
Prepayments	(38,982)
Other receivable	1,159
Accrued expenses	(15,319)
Lease payment	(18,071)
Other payables	2,559
Net cash used in operating activities	(127,584)

Cash Flows from Investing Activities
Purchase of fixed assets	(3,729)
Net cash used in investing activities	(3,729)

Cash Flows from Financing Activities
Proceeds from subscription	60,000
Loans from related parties	94,056
Net cash provided by financing activities	154,056

Effect of exchange rate fluctuation on cash and cash equivalents	(64)
Net increase in cash and cash equivalents	22,679

Cash and cash equivalents, beginning of year	-
Cash and cash equivalents, end of year	$22,679

Supplemental disclosure of cash flow information
Cash paid for income taxes	$367
Cash paid for interest expense	$536

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$23,725

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Maitong Sunshine Cultural Development Co., Limited (“MTSS”, together as a group with its subsidiaries referred to as “Maitong Sunshine”, “Company”, “us” or “we”) was incorporated in the State of Nevada on October 26, 2023.

MTSS through its operating subsidiary, which has headquarters in Beijing, China, provides cultural tourism (include Education Tours and Family Tours), and plans to market arts expositions and Chinese cultural and creative products. The Company currently has 11 full-time employees.

MTSS’s subsidiaries are:

Maitong Sunshine Cultural Development Co., Limited (Samoa) (“MTSS Samoa”), was established on September 7, 2023 under the laws of Samoa. On November 27, 2023, MTSS issued 60,000,000 shares of its common stock to the original shareholders of MTSS Samoa, in exchange for 100% of the outstanding shares of MTSS Samoa (the “Share Exchange”).

Maitong Sunshine Cultural Development Co., Limited (Hong Kong) (“MTSS HK”), was established on September 13, 2023 under the laws of Hong Kong. MTSS Samoa holds a 100% interest in MTSS HK.

Beijing Tongzhilian Cultural Development Co., Limited (“Tongzhilian”) is a privately held Limited Company that was approved on September 13, 2023 and registered on October 11, 2023 in Beijing, China. MTSS HK holds a 100% interest in Tongzhilian.

The transactions summarized above are treated in our financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the four entities have at all times been under the control of Ms. Huang Fang. Therefore, in accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and the entities under common control are presented on a combined basis for all periods. Since all of the subsidiaries were under common control for all periods presented, the results of these subsidiaries are included in the Company’s financial statements for all periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Going concern

Management has determined there is substantial doubt about the Company’s ability to continue as a going concern as a result of lack of significant revenues and recurring losses. If the Company is unable to generate significant revenue or secure additional financing, it may be required to cease or curtail its operations. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company’s operations have been financed primarily by advances and loans from related parties. Huang Fang, the President, CEO, chairwoman of the board and a shareholder of the Company, will provide support in the future if needed.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

B.	Basis of presentation

The accompanying consolidated financial statements are expressed in U.S. Dollars and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

C.	Principles of consolidation

The consolidated financial statements include the accounts of MTSS and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of these subsidiaries.

MTSS’s subsidiaries as of March 31, 2024 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Maitong Sunshine Cultural Development Co., Limited	Samoa	100	USD$	1,000,000
Maitong Sunshine Cultural Development Co., Limited	Hong Kong	100	HKD$	10,000
Beijing Tongzhilian Cultural Development Co., Ltd	China	100	RMB	1,000,000

D.	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from these estimates.

E.	Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determining the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Based on that assessment, the functional currency of the Company is the Chinese Renminbi (“RMB’). The functional currency of MTSS HK is the Hong Kong Dollar and the functional currency of MTSS Samoa and MTSS is the United States dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

The financial statements of MTSS’s subsidiaries, which are prepared using the RMB, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and stockholders’ equity (deficit) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used for foreign currency translation are as follows:

For the Six Months Ended March 31, 2024
(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.2221/7.8253
Revenue and expenses	period weighted average	7.1828/7.8170

F.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are due from related parties and other receivables arising from its normal business activities. The carrying amounts of these financial instruments represent the maximum amount of loss due to credit risk. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unlikely to reclaim its deposits in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. The Company places its cash in what it believes to be credit-worthy financial institutions.

The Company has a diversified customer base. The majority of sales are cash receipt in advance. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

For the six months ended March 31, 2024, the Company had 4 major customers that accounted for over 10% of its total revenue.

	Six Months Ended March 31, 2024
	Revenue	Percentage of revenue

Customer A	$52,380	20%
Customer B	41,651	16%
Customer C	34,461	13%
Customer D	27,569	10%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the six months ended March 31, 2024, the Company had 1 major supplier that accounted for over 10% of its total cost of revenue.

	Six Months Ended March 31, 2024
	Cost of revenue	Percentage of Cost of revenue

Supplier A	$160,564	99%

G.	Fair value measurements

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 820, Fair Value Measurements (“ASC 820”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices, other than those in Level 1, in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability,

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements for the six months ended March 31, 2024.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company primarily comprise of accrued expenses, other payables and due to related parties. As of March 31, 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

H.	Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The company’s revenues are from customers in People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

I.	Revenue recognition

The Company adopted FASB ASC Section 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities as described below.

Service Revenue

The Company provides cultural tourism services and small-scale training services. The Company’s policy is to recognize revenue at that time the services have been sold and the risk of loss has been transferred to the customer. Accordingly, revenue is recognized at the point in time when the service is provided.

Cost of service revenue consists primarily of the purchase cost, staff cost and other cost to fulfill a contract with a customer.

J.	Income taxes

The Company follows FASB ASC Section 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance.

As a result of the implementation of ASC 740-10, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10. The Company recognized no material adjustments to liabilities or shareholder’s equity as a result of the implementation.

K.	Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.

L.	Leases

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842), which increases transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability is initially measured at the present value of the lease payments in the consolidated balance sheet. In July 2018, the FASB issued ASU 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if necessary.

M.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At March 31, 2024, prepayments consisted of:

	March 31,	September 30,
	2024	2023

Jinjiu International Consulting Services (Beijing) Co., Ltd	$38,770	$-
Total Prepayments	$38,770	$-

NOTE 4. OTHER RECEIVABLES

At March 31, 2024 and September 30, 2023, other receivables consisted of:

	March 31,	September 30,
	2024	2023

Collected money on behalf of the company by employee	$-	$1,141
Total other receivables	$-	$1,141

NOTE 5. CAPITAL STOCK SUBSCRIPTION RECEIVABLE

Capital stock subscription receivable consists of the following:

Name	March 31, 2024	September 30, 2023
Huang Fang	$-	$60,000
Total	$-	$60,000

On September 7, 2023 our shareholders purchased the authorized shares of MTSS-Samoa for $60,000. Our CEO, Huang Fang, funded the purchase by giving MTSS-Samoa her personal promissory note in the amount of $60,000. As of September 30, 2023, the Company had a capital stock subscription receivable of $60,000 due from Huang Fang. As of March 31, 2024, Ms. Huang had made payments to satisfy the $60,000 note payable to Maitong-Samoa.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	March 31, 2024	September 30, 2023
Beijing Devoter Oriental Co., Ltd.	$9,626	$9,626
Huang Fang	93,829	-
Total	$103,455	$9,626

As of March 31, 2024 and September 30, 2023, the Company had a balance of $9,626 due to Beijing Devoter Oriental Co., Ltd.

As of March 31, 2024, the Company owed Huang Fang a balance of $93,829, which represented the expenses she paid on behalf of the Company for expenses and the interest-free loan she provided to the Company.

Huang Fang is the President, CEO and Chairwoman of the Board and a shareholder of the Company, and the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd.

NOTE 7. ACCRUED EXPENSES

At March 31, 2024 and September 30, 2023, accrued expenses consisted of:

	March 31,	September 30,
	2024	2023
Audit fee	$3,000	$30,000
Payroll payable	9,790	790
Social security payable	2,625	-
Total accrued expenses	$15,415	$30,790

As of March 31, 2024 and September 30, 2023, the Company recorded payable to auditor of $3,000 and $30,000 for services in connection with the Company’s registration as a public reporting company in the United States.

As of March 31, 2024 and September 30, 2023, the Company recorded payroll payable of $9,790 and $790.

As of March 31, 2024, the Company recorded social security payable of $2,625.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 8. LEASE

On September 1, 2023, Huang Fang, the CEO of the holding company of Tongzhilian, arranged to lease an office for the soon-to-be-established company, and Tongzhilian signed and confirmed the agreement when it was officially established. Under the terms of the agreement, Tongzhilian leased office space (approximately 144 square meters) under an operating lease agreement with Devoter (Beijing) Technology Co., Ltd, and is committed to make lease payments of approximately $44,482 (RMB 324,506) for the period between September 1, 2023 to November 30, 2024.

For the six months ended March 31, 2024, the lease amortization expense was $17,535.

As of March 31, 2024, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

March 31,
2024
Assets
Right-of-use asset	$23,725
Total	$23,725

Liabilities
Operating lease liability, current	$23,725
Operating lease liability, less current portion	-
Total	$23,725

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending March 31
2024	$17,973
Thereafter	5,991
Total	23,964
Less: imputed interest	239
Total	$23,725

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 9. INCOME TAXES

United States

MTSS is subject to the U.S. corporation tax rate of 21%.

Samoa

MTSS Samoa was incorporated in Samoa and, under the current laws of Samoa, is not subject to income tax.

Hong Kong

MTSS HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. MTSS HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was $367 accrued for income taxes for the six months ended March 31, 2024.

A reconciliation of loss before income taxes for domestic and foreign locations for the six months ended March 31, 2024 is as follows:

For the Six Months Ended March 31,
2024
United States	$69,242
Foreign	7,793
Loss before income taxes	$77,035

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

March 31,
2024
Income tax (benefit) at USA statutory rate	21%
U.S. valuation allowance	(21)%
Effective combined tax rate	0%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 9. INCOME TAXES (continued)

Taxable income of PRC company has been increased by $5,632 after excluding non-deductible expenses. The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

March 31,
2024
Income tax (benefit) at PRC statutory rate	25%
PRC valuation allowance	39%
Tax preference	(51)%
Effective combined tax rate	13%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MTSS in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations during the six months ended March 31, 2024 of approximately $69,242. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $20,841 against the deferred tax assets related to the Company’s United States operations as of March 31, 2024, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $14,541 for the six months ended March 31, 2024.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	September 30, 2023
China	December 31, 2023

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingency as of March 31, 2024.

NOTE 11. BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations is shown as follows:

	For the Six Months Ended March 31,	For the Three Months Ended March 31,
	2024	2024
Numerator:
Net loss attributable to common stockholders	$(77,402)	$(24,908)
Denominator:
Basic and diluted weighted-average number of shares outstanding	50,301,639	$60,000,000
Net income per share:
Basic and diluted	$(0.002)	$(0.000)

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2024 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Application of Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

In connection with the preparation of our financial statements for the six months ended March 31, 2024, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table summarizes our operating results for three and six months ended March 31, 2024.

	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2024	2024

Revenue	$140,986	$264,956
Cost of revenue	85,911	161,750
Gross profit	55,075	103,206
Selling, general and administrative expenses	79,701	180,134
Loss from operations	(24,626)	(76,928)
Other income(expense)	-	(107)
Loss before provision for income taxes	(24,626)	(77,035)
Provision for income taxes	282	367
Net loss	$(24,908)	$(77,402)

Three Months Ended March 31, 2024

Tongzhilian’s revenue during the three months ended March 31, 2024 was attributable to one tour developed by Tongzhilian in concert with our supplier, Hebei Bailu, and sold directly by Tongzhilian for $140,986. We realized a gross profit of 39% on that tour. Nevertheless, we will not have a predictable gross profit until we have sold a significant number of tours.

Operating expenses for the three months ended March 31, 2024 consisted primarily of salaries and benefits, office expenses, professional fees and rentals and leases. Our $79,701 in operating expenses during this period were primarily attributable to:

●	$18,187 in professional fees and related expenses incurred in preparing for registration as a reporting company in the United States.

●	$43,892 in salaries and benefits,

For the reasons described above, our net loss for the three months ended March 31, 2024 was $24,908.

Six Months Ended March 31, 2024

Tongzhilian’s revenue during the six months ended March 31, 2024 was attributable to three tours developed by Tongzhilian in concert with our supplier, Hebei Bailu. One of the tours was sold by our sales agent, Beijing Jinguantong, for $41,651, and two were sold directly by Tongzhilian for $223,305. For each tour we functioned as the principal, paying Hebei Bailu a fixed percentage of the settlement price, determining the price to external parties, and carrying responsibility for contract fulfillment. In the case of the tour sold by our agent, we determined that Tongzhilian functioned as the principal in the tour sale because Tongzhilian developed the tour, determined the market price for the tour and the parties agreed on the net settlement price to be paid by Beijing Jiguantong.

Although Tongzhilian sold one tour directly and the others through an agent, the gross profit on each sale was 39%. This parity was attributable in part to the control that Tongzhilian exercises over the sale price of tours it develops with Hebei Bailu. But the unexpected parity also reflects the elasticity of the tour market. We will not have a predictable gross profit until we have sold a significant number of tours.

Operating expenses for the six months ended March 31, 2024 consisted primarily of salaries and benefits, office expenses, professional fees and rentals and leases. Our $180,134 in operating expenses during this period were primarily attributable to:

●	$66,926 in professional fees and related expenses incurred in preparing for registration as a reporting company in the United States.

●	$71,774 in salaries and benefits,

●	$22,962 in office expenses.

For the reasons described above, our net loss for the six months ended March 31, 2024 was $77,402.

Liquidity and Capital Resources

As of March 31, 2024, we have a working capital deficit of $84,930, attributable primarily to the fact that the Company has operated at a loss since it was organized in September 2023. 70% of our liabilities consist of payables to related parties who will not seek immediate repayment; so our working capital deficit is not an immediate threat. Nevertheless, until we achieve a sufficient level of operations to sustain profitability, it is likely that we will depend on loans from Huang Fang, our CEO, and her affiliated companies to fund our ongoing operations.

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended March 31, 2024.

Six Months Ended March 31, 2024
Net cash (used in) operating activities	$(127,584)
Net cash (used in) Investing activities	(3,729)
Net cash provided by financing activities	154,056
Effect of exchange rate fluctuation on cash and cash equivalents	(64)
Net increase in cash and cash equivalents	22,679
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$22,679

During the six months ended March 31, 2024, our operations used net cash of $127,584. Our use of cash exceeded our net loss of $77,402 during the six months period primarily because we increased Prepayments by $38,982.

During the six months ended March 31, 2024, our investing activities used net cash of $3,729. because we purchased fixed assets.

Our financing activities during the six months ended March 31, 2024 generated $154,056, consisting of the $60,000 that Huang Fang contributed to fund our shareholders’ subscriptions and $94,056 that we borrowed on an interest-free basis from Huang Fang and her affiliate entity.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company is expanding its product offerings to include more products. In addition, our marketing personnel are developing new customers with the intention of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of March 31, 2024, a stable customer base has not been established yet.

The U.S. government, including the SEC, has made statements and taken actions that have led to changes in relations between the U.S. and China, and will impact companies with connections to the United States or China. Those actions by the U.S. government included imposing several rounds of tariffs affecting certain products manufactured in China and imposing sanctions and restrictions in relation to China. Actions by the SEC included issuing statements indicating that it would make enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on U.S.-domiciled companies with significant connections to China, our industry or on us. Any unfavorable government policies on cross-border relations, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tensions, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares. Changes in United States and China relations and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations. Please refer to Note 2 of our condensed consolidated financial statements included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issue under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of March 31, 2024 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended March 31, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in the “Risk Factors” section of the Company’s Registration Statement on Form S-1 (Amendment No. 4) that we filed with the SEC on April 15, 2024.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2024, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended March 31, 2024.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature	Title	Date

/s/ Huang Fang	Chief Executive Officer	May 8, 2024
Huang Fang	(Principal Executive Officer)

/s/ Shang Jia	Chief Financial Officer	May 8, 2024
Shang Jia	(Principal Financial and Accounting Officer)