Form 10-Q
period 2024-06-30
Maitong Sunshine Cultural Development Co., Ltd
filed 2024-08-13
CIK 2003750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	As of June 30,	As of September 30,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash	$176,533	$-
Receivable from payment collection service institution	18,202	-
Prepayments	38,528	-
Other receivables	688	1,141
Total current assets	233,951	1,141
Property and equipment, net	2,998	-
Right-of-use assets	14,799	40,752
Total assets	$251,748	$41,893

Liabilities and Deficit
Current Liabilities:
Accrued expenses	$17,023	$30,790
Due to related parties	175,044	9,626
Other payables	3,850	1,239
Income tax payable	5,642	-
Operating lease liabilities, current	14,799	34,830
Total current liabilities	216,358	76,485
Operating lease liabilities, less current portion	-	5,922
Total liabilities	216,358	82,407

Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and September 30, 2023	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,000,000 shares issued and outstanding at June 30, 2024 and September 30, 2023	60,000	60,000
Additional paid-in capital	-	-
Capital stock subscription receivable	-	(60,000)
Accumulated deficit	(24,225)	(40,502)
Accumulated other comprehensive loss	(385)	(12)
Total stockholders’ equity (deficit)	35,390	(40,514)
Total liabilities and equity	$251,748	$41,893

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME)

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,	For the Nine Months Ended June 30,
	2024	2024

Revenue	$260,916	$525,872
Cost of revenue	90,569	252,319
Gross profit	170,347	273,553

Selling, general and administrative expenses	71,006	251,140
Income from operations	99,341	22,413
Other income (expense)	-	(107)
Income before provision for income taxes	99,341	22,306
Provision for income taxes	5,662	6,029
Net income	$93,679	$16,277

Comprehensive income:
Net income	$93,679	$16,277
Foreign currency translation adjustment	(394)	(373)
Comprehensive income	$93,285	$15,904

Basic and diluted eaming per share	$0.0016	$0.0003
Weighted average number of shares outstanding	60,000,000	53,522,628

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at September 30, 2023	60,000,000	$60,000	$-	$(60,000)	$(40,502)	$(12)	$(40,514)
Capital subscription received	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(52,494)	-	(52,494)
Foreign currency translation adjustment	-	-	-	-	-	32	32
Balance at December 31, 2023	60,000,000	$60,000	$-	$-	$(92,996)	$20	$(32,976)
Net loss	-	-	-	-	(24,908)	-	(24,908)
Foreign currency translation adjustment	-	-	-	-	-	(11)	(11)
Balance at March 31, 2024	60,000,000	$60,000	$-	$-	$(117,904)	$9	$(57,895)
Net income	-	-	-	-	93,679	-	93,679
Foreign currency translation adjustment	-	-	-	-	-	(394)	(394)
Balance at June 30, 2024	60,000,000	$60,000	$-	$-	$(24,225)	$(385)	$35,390

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

For the Nine Months Ended June 30,
2024
Cash Flows from Operating Activities
Net income	$16,277
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694
Operating lease expense	26,346
Interest expense	689
Changes in operating assets and liabilities:
Prepayments	(38,878)
Receivable from payment collection service institution	(18,368)
Other receivable	462
Accrued expenses	(13,667)
Lease payment	(27,035)
Income tax payable	5,693
Other payables	2,646
Net cash used in operating activities	(45,141)

Cash Flows from Investing Activities
Purchase of fixed assets	(3,719)
Net cash used in investing activities	(3,719)

Cash Flows from Financing Activities
Proceeds from subscription	60,000
Loans from related parties	166,294
Net cash provided by financing activities	226,294

Effect of exchange rate fluctuation on cash and cash equivalents	(901)
Net increase in cash and cash equivalents	176,533

Cash and cash equivalents, beginning of year	-
Cash and cash equivalents, end of year	$176,533

Supplemental disclosure of cash flow information
Cash paid for income taxes	$367
Cash paid for interest expense	$689

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$14,799

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Maitong Sunshine Cultural Development Co., Limited (“MGSD”, together as a group with its subsidiaries referred to as “Maitong Sunshine”, “Company”, “us” or “we”) was incorporated in the State of Nevada on October 26, 2023.

MGSD through its operating subsidiary, which has headquarters in Beijing, China, provides cultural tourism (include Education Tours and Family Tours), and plans to market arts expositions and Chinese cultural and creative products. The Company currently has 11 full-time employees.

MGSD’s subsidiaries includes:

Maitong Sunshine Cultural Development Co., Limited (Samoa) (“MGSD Samoa”), initially named as Oriental Culture Development Co., Limited, was established on September 7, 2023 under the laws of Samoa. On November 27, 2023, MGSD issued 60,000,000 shares of its common stock to the original shareholders of MGSD Samoa, in exchange for 100% of the outstanding shares of MGSD Samoa (the “Share Exchange”).

Maitong Sunshine Cultural Development Co., Limited (Hong Kong) (“MGSD HK”), initially named as Oriental Culture Development Co., Limited, was established on September 13, 2023 under the laws of Hong Kong. MGSD Samoa holds a 100% interest in MGSD HK.

Beijing Tongzhilian Cultural Development Co., Limited (“Tongzhilian”) is a privately held Limited Company that was approved on September 13, 2023 and registered on October 11, 2023 in Beijing, China. MGSD HK holds a 100% interest in Tongzhilian.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying consolidated financial statements are expressed in U.S. Dollars and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

B.	Principles of consolidation

The consolidated financial statements include the accounts of MGSD and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of these subsidiaries.

MGSD’s subsidiaries as of June 30, 2024 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Maitong Sunshine Cultural Development Co., Limited	Samoa	100	USD	1,000,000
Maitong Sunshine Cultural Development Co., Limited	Hong Kong	100	HKD	10,000
Beijing Tongzhilian Cultural Development Co., Ltd	China	100	RMB	1,000,000

C.	Use of estimates

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

D.	Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determining the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Based on that assessment, the functional currency of the Company is the Chinese Renminbi (“RMB’). The functional currency of MGSD HK is the Hong Kong Dollar and the functional currency of MGSD Samoa and MGSD is the United States dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

The financial statements of MGSD’s subsidiaries, which are prepared using the RMB, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and stockholders’ equity (deficit) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used for foreign currency translation are as follows:

		Three Months Ended June 30,	Nine Months Ended June 30,	As of September 30,
		2024	2024	2023
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2675/7.8081	7.2675/7.8081	7.2952/7.8315
Revenue and expenses	period weighted average	7.2407/7.8175	7.2020/7.8172

E.	Concentration of credit risk

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

For the nine months ended June 30, 2024, the Company had 3 major customers that each accounted for over 10% of its total revenue.

	Nine Months Ended June 30, 2024
	Revenue	Percentage of revenue

Customer A	$154,462	29%
Customer B	129,220	25%
Customer C	52,380	10%

For the three months ended June 30, 2024, the Company had 2 major customers that each accounted for over 10% of its total revenue.

	Three Months Ended June 30, 2024
	Revenue	Percentage of revenue

Customer B	$129,220	50%
Customer A	112,811	43%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the nine months ended June 30, 2024, the Company had 2 major suppliers that each accounted for over 10% of its total cost of revenue.

	Nine Months Ended June 30, 2024
	Cost of revenue	Percentage of Cost of revenue

Supplier A	$160,564	64%
Supplier B	73,335	29%

For the three months ended June 30, 2024, the Company had 1 major supplier that each accounted for over 10% of its total cost of revenue.

	Three Months Ended June 30, 2024
	Cost of revenue	Percentage of Cost of revenue

Supplier B	$73,335	81%

F.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ended June 30, 2024.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company are primarily comprised of cash, prepayments, other receivables, accrued expenses, other payables and due to related parties. As of June 30, 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

G.	Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The company’s revenues are from customers in People’s Republic of China (“PRC”). Most assets of the Company are located in the PRC.

H.	Revenue recognition

The Company adopted FASB ASC Section 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue as each performance obligation is satisfied.

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities as described below.

Service Revenue

The Company provides cultural tourism services and small-scale training services. The Company’s policy is to recognize revenue at that time the services have been performed.

Cost of service revenue consists primarily of the purchase cost, staff cost and other cost to fulfill a contract with a customer.

I.	Income taxes

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

NINE MONTHS ENDED JUNE 30, 2024

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

J.	Earnings (loss) per share

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

K.	Leases

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

L.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At June 30, 2024, prepayments consisted of:

	June 30,	September 30,
	2024	2023

Jinjiu International Consulting Services (Beijing) Co., Ltd	$38,528	$-
Total Prepayments	$38,528	$-

NOTE 4. OTHER RECEIVABLES

At June 30, 2024 and September 30, 2023, other receivables consisted of:

	June 30,	September 30,
	2024	2023

Collected money on behalf of the company by employee	$-	$1,141
Shanghai Ctrip International Travel Agency Co., Ltd	688	-
Total other receivables	$688	$1,141

NOTE 5. CAPITAL STOCK SUBSCRIPTION RECEIVABLE

Capital stock subscription receivable consists of the following:

Name	June 30, 2024	September 30, 2023
Huang Fang	$-	$60,000
Total	$-	$60,000

On September 7, 2023 our shareholders purchased the authorized shares of MGSD-Samoa for $60,000. Our CEO, Huang Fang, funded the purchase by giving MGSD-Samoa her personal promissory note in the amount of $60,000. As of September 30, 2023, the Company had a capital stock subscription receivable of $60,000 due from Huang Fang. During the nine months period ended June 30, 2024, Ms. Huang had made payments to satisfy the $60,000 note payable to Maitong-Samoa.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. RECEIVABLE FROM PAYMENT COLLECTION SERVICE INSTIUTION

Receivable from payment collection service institution consists of the following:

	June 30, 2024	September 30, 2023
UnionPay Business Co., Ltd. Beijing Branch	$18,202	$-
Total	$18,202	$-

As of June 30, 2024 the receivable from payment collection service institution amount to $18,202.

NOTE 7. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	June 30, 2024	September 30, 2023
Interest-free loan and payment of company expenses on behalf:
Beijing Devoter Oriental Co., Ltd.	$9,626	$9,626
Huang Fang	165,398	-
Unpaid service fee:
Devoter (Beijing) Technology Co., Ltd	20	-
Total	$175,044	$9,626

As of June 30, 2024 and September 30, 2023, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of June 30, 2024, the Company owed Huang Fang a balance of $165,398, which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of June 30, 2024, the Company had a balance of $20 due to Devoter (Beijing) Technology Co., Ltd, which represented unpaid service charges to Devoter (Beijing) Technology Co., Ltd.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd.

NOTE 8. ACCRUED EXPENSES

At June 30, 2024 and September 30, 2023, accrued expenses consisted of:

	June 30,	September 30,
	2024	2023
Audit fee	$-	$30,000
Professional service fee payable	4,000	-
Payroll payable	9,472	790
Social security payable	2,609	-
Vstock Transfer	942	-
Total accrued expenses	$17,023	$30,790

As of June 30, 2024 and September 30, 2023, the Company recorded payables to its auditor of $4,000 and $30,000 for services in connection with the Company in the United States.

As of June 30, 2024 and September 30, 2023, the Company recorded payroll payable of $9,472 and $790.

As of June 30, 2024, the Company recorded social security payable of $2,609.

As of June 30, 2024, the Company recorded agency fee payable of $942.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 9. LEASE

On September 1, 2023, Huang Fang, the CEO of the holding company of Tongzhilian, arranged to lease an office for the soon-to-be-established company, and Tongzhilian signed and confirmed the agreement when it was officially established. Under the terms of the agreement, Tongzhilian leased office space (approximately 144 square meters) under an operating lease agreement with Devoter (Beijing) Technology Co., Ltd, and is committed to make lease payments of approximately $44,482 (RMB 324,506) for the period between September 1, 2023 and November 30, 2024.

For the nine months ended June 30, 2024, the lease amortization expense was $26,345.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. Devoter (Beijing) Technology Co., Ltd is a related party of the Tongzhilian.

As of June 30, 2024, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

June 30,
2024
Assets
Right-of-use asset	$14,799
Total	$14,799

Liabilities
Operating lease liability, current	$14,799
Operating lease liability, less current portion	-
Total	$14,799

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending June 30
2024	$8,930
Thereafter	5,954
Total	14,884
Less: imputed interest	85
Total	$14,799

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. INCOME TAXES

United States

MGSD is a Nevada corporation that is subject to U.S. federal tax and state tax. On December 31, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions went into effect starting January 1, 2018.

Samoa

MGSD Samoa was incorporated in Samoa and, under the current laws of Samoa, is not subject to income tax.

Hong Kong

MGSD HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. MGSD HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was $6,029 accrued for income taxes for the nine months ended June 30, 2024.

A reconciliation before income taxes for domestic and foreign locations for the nine months ended June 30, 2024 is as follows:

For the Nine Months Ended June 30,
2024
United States	$(87,242)
Foreign	109,548
Before income taxes	$22,306

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

June 30,
2024
Income tax (benefit) at USA statutory rate	21%
U.S. valuation allowance	(21)%
Effective combined tax rate	0%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. INCOME TAXES (continued)

Taxable income of the PRC company has been increased by $5,617 after excluding non-deductible expenses. The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

June 30,
2024
Income tax (benefit) at PRC statutory rate	25%
Tax preference	(19)%
Utilization of net operating loss carry forward	(1)%
Effective combined tax rate	5%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MGSD in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations during the nine months ended June 30, 2024 of $87,242. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of $24,621 against the deferred tax assets related to the Company’s United States operations as of June 30, 2024, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by $18,321 for the nine months ended June 30, 2024.

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

NINE MONTHS ENDED JUNE 30, 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 11. CONTINGENCIES

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

The Company was not subject to any material loss contingency as of June 30, 2024.

NOTE 12. BASIC AND DILUTED EARNINGS PER SHARE

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

	For the Three Months Ended June 30,	For the Nine Months Ended June 30,
	2024	2024
Numerator:
Net income attributable to common stockholders	$93,679	$16,277
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,000,000	$53,522,628
Net income per share:
Basic and diluted	$0.0016	$0.0003

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2024 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the nine months ended June 30, 2024, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table summarizes our operating results for three and nine months ended June 30, 2024.

	For the Three Months Ended June 30,	For the Nine Months Ended June 30,
	2024	2024

Revenue	$260,916	$525,872
Cost of revenue	90,569	252,319
Gross profit	170,347	273,553
Selling, general and administrative expenses	71,006	251,140
Income from operations	99,341	22,413
Other income(expense)	-	(107)
Income before provision for income taxes	99,341	22,306
Provision for income taxes	5,662	6,029
Net income	$93,679	$16,277

Three Months Ended June 30, 2024

Tongzhilian’s revenue was $260,916 during the three months ended June 30, 2024. The revenue was attributable to four tours developed by Tongzhilian in concert with our suppliers. We realized a gross profit of 65%, primarily a result of a cultural feature tour. Nevertheless, we will not have a predictable gross profit until we have sold a significant number of tours.

Operating expenses for the three months ended June 30, 2024 consisted primarily of salaries and benefits, office expenses, professional fees and rentals and leases. Our $71,006 in operating expenses during this period were primarily attributable to:

●	$12,663 in professional fees and related expenses incurred in connection with the Company’s administrative operations in the United States.

●	$42,222 in salaries and benefits,

For the reasons described above, our net income for the three months ended June 30, 2024 was $93,679.

Nine Months Ended June 30, 2024

Tongzhilian’s revenue was $525,872 during the nine months ended June 30, 2024. Revenue was attributable to seven tours developed by Tongzhilian in concert with our suppliers. We realized a gross profit of 52%, The significant gross profit margin is attributed to a cultural feature tour developed by Tongzhilian in concert with our supplier, Hainan Jintongyuan. Five suppliers provide services for our tours.

Tongzhilian sells tours both directly and through sales agents, with 54% of revenue being derived from two primary sales agents.

For each tour we functioned as the principal, paying our agents a fixed percentage of the settlement price or a fixed quote, determining the price to external parties, and carrying responsibility for contract fulfillment. Tongzhilian exercises control over the sale price of tours it develops with our suppliers. Tongzhilian determines its varying gross profit margins based on the content of the travel products. For all these reasons, we record our revenue from the tours on a principal basis.

Operating expenses for the nine months ended June 30, 2024 consisted primarily of salaries and benefits, office expenses, professional fees and rentals and leases. Our $251,140 in operating expenses during this period were primarily attributable to:

●	$79,589 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$113,996 in salaries and benefits,

●	$29,828 in office expenses.

●	$26,345 in rentals and leases.

For the reasons described above, our net income for the nine months ended June 30, 2024 was $16,277.

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended June 30, 2024.

Nine Months Ended June 30, 2024
Net cash (used in) operating activities	$(45,141)
Net cash (used in) Investing activities	(3,719)
Net cash provided by financing activities	226,294
Effect of exchange rate fluctuation on cash and cash equivalents	(901)
Net increase in cash and cash equivalents	176,533
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$176,533

During the nine months ended June 30, 2024, our operations used net cash of $45,141. Our use of cash exceeded our net income of $16,277 during the nine months period primarily because we increased Prepayments by $38,878.

During the nine months ended June 30, 2024, our investing activities resulted in a net cash outflow of $3,719. primarily due to the acquisition of fixed assets.

Our financing activities during the nine months ended June 30, 2024 generated $226,294, consisting of $60,000 contributed by Huang Fang to fund our shareholders’ subscriptions and $166,294 interest-free loan from Huang Fang and her affiliate entity.

Trends, Events and Uncertainties

The Company is expanding its product offerings to include more products. In addition, our marketing personnel are developing new customers with the intention of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of June 30, 2024, a stable customer base has not been established yet.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act are processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of June 30, 2024 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended June 30, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2024, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2024.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature	Title	Date

/s/ Huang Fang	Chief Executive Officer	August 13, 2024
Huang Fang	(Principal Executive Officer)

/s/ Shang Jia	Chief Financial Officer	August 13, 2024
Shang Jia	(Principal Financial and Accounting Officer)