Form 10-K
period 2024-09-30
Maitong Sunshine Cultural Development Co., Ltd
filed 2024-11-25
CIK 2003750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to____________

Commission File Number: 0-56677

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 60,000,000 shares of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K.

Item 1. Business

Corporate Structure

Maitong Sunshine Cultural Development Co., Limited (“MGSD”) was incorporated in the State of Nevada on October 26, 2023. Our website address is www.maitongsunshine.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report.

The Company, through its operating subsidiary, which is headquartered in Beijing, China, is engaged in the business of providing cultural tourism (include Education Tours and Family Tours) and distributing Chinese cultural and creative products. During the 2025 fiscal year, the Company expects to expand the scope of its subsidiary’s business to include organizing and managing arts expositions.

At September 30, 2024, the Company’s subsidiaries are:

Maitong Sunshine Cultural Development Co., Limited (“MGSD”) is a publicly-held corporation that was registered in Nevada, USA on October 26, 2023. On November 27, 2023, MGSD issued 60,000,000 shares of its common stock to the original shareholders of Maitong Sunshine Cultural Development Co., Limited (Samoa), in exchange for 100% of the outstanding shares of Maitong Sunshine Cultural Development Co., Limited (Samoa) (the “Share Exchange”).

Maitong Sunshine Cultural Development Co., Limited (Samoa) (“MGSD Samoa”), initially named as Oriental Culture Development Co., Limited (Samoa), was established on September 7, 2023 under the laws of Samoa.

Maitong Sunshine Cultural Development Co., Limited (Hong Kong) (“MGSD HK”), initially named as Oriental Culture Development Co., Limited (Hong Kong), was established on September 13, 2023 under the laws of Hong Kong. MGSD Samoa holds a 100% interest in MGSD HK.

Beijing Tongzhilian Cultural Development Co., Limited (“Tongzhilian”), a privately held Limited Company, was approved on September 13, 2023 and registered on October 11, 2023 in Beijing, China. MGSD HK holds a 100% interest in Tongzhilian.

The equity transactions summarized above are treated in our financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the four entities have at all times been under the control of Ms. Huang Fang. Therefore, in accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and the entities under common control are presented on a combined basis for all periods. Since all of the subsidiaries were under common control for all periods presented, the results of these subsidiaries are included in the Company’s financial statements for all periods.

Our present corporate structure is as follows:

Our Business

Our CEO, Huang Fang, has over twenty years of experience in marketing, within the PRC, aspects of Chinese culture: culture-oriented tours, cultural expositions and products that reflect Chinese culture. In that time, Huang Fang has forged numerous strong relationships with enterprises engaged in similar marketing. To gain advantage from her relationships, Ms. Huang has founded our operating subsidiary, Tongzhilian, to be a single vehicle for integrated marketing of several aspects of Chinese culture. At present, Tongzhilian is engaged in marketing cultural tours and product sales. In the future Tongzhilian expects to offer its initial arts exposition.

●	Cultural Tourism. In time we expect to offer both tours developed by third party tour operators and tours developed exclusively by Tongzhilian. Initially we are working in cooperation with established tour operators: Tongzhilian designs the tours, determines the cultural content, and supervises the marketing, while the cooperating tour operator or travel agent arranges for accommodations, meals and local services. A network of sales agents, organized by our Staff and based on Huang Fang’s contacts in the cultural marketing industry, provide the marketing services for our tours.

●	Products. Tongzhilian started its products sales business in the last quarter of its 2024 fiscal year. Tongzhilian procures goods from suppliers, such as tea, alcohol, and gift cards (for redeeming products such as crab and meat), and has the suppliers deliver products on behalf of Tongzhilian to its customers. Also, Tongzhilian has negotiated arrangements to function as a sales agent for distributors of Chinese cultural and creative products. Initially, Tongzhilian introduced the distributors’ product lines to Tongzhilian’s network of sales agents and shares the sales commission with its sub-agents. As the business develops, the Company intends to engage one or more professional design companies to design its own lines of cultural and creative products, to be manufactured by a contractor. The product lines with which Tongzhilian initially involved are primarily focused on the youth market, and use popular contemporary icons to decorate toys and housewares.

●	Arts expositions. Arts expositions will involve the presentation of Chinese artistic practices in a participatory manner: exhibitions of painting or calligraphy followed by audience participation, dance competitions, choir competitions, variety shows: any vehicle we imagine will attract an audience willing to learn and/or demonstrate their skills in one of the hundreds of modes of artistic expression available within Chinese culture. Each exposition will be developed by Tongzhilian, which will engage facilities, public or private, in which the expositions will be presented. The expositions will be marketed by the same network of sales agents that serve as the marketing network for Tongzhilian’s cultural tours

In the long run, by leveraging our CEO’s network of industry contacts to access and expand a large and loyal customer base, we plan to expand the scope of our service offerings and ultimately establish Tongzhilian as a leading cultural tourism service provider in China.

Operating Licenses

Our products and services are subject to regulation by governmental agencies in the PRC and Beijing. Business and company registrations are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

●	Beijing Tongzhilian Cultural Development Co., Limited’s operating license enables us to organize cultural and artistic exchange activities, information technology consulting services, Internet data services, conference and exposition services, information consulting services (excluding licensed information consulting services), ticket agency services and similar activities. The registration number is 91110105MAD1XW1T2K. The license has an indefinite term.

Our Strengths

Management believes the following strengths will contribute to our success:

●	multiple service offerings;

●	comprehensive product offerings;

●	the founder of the company has rich resources in a social network.

Key components of our growth strategy include the following:

●	expand product designation and offerings;

●	expand services offerings;

●	pursue strategic acquisitions;

●	enhancing our brand through various online and offline promotion programs and activities;

●	product differentiation: the product emphasizes educational functions, highlights cultural attributes, emphasizes distinctive quality and personalized customization;

●	cross-border cooperation: establishing partnerships with other enterprises to achieve resource sharing and complementary advantages.

Competition

The travel company industry is fragmented and highly competitive throughout China. Our competitors in the market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include international products suppliers and travel companies with significant competitive services. Our many and powerful competitors will be an obstacle to our ability to achieve profitable operations.

The delivery of arts expositions and the market for Chinese cultural and creative products in China are both highly competitive. The providers compete for customers based on factors including (i) attractiveness of products to customers; (ii) sales and marketing ability; (iii) pricing and diversity of products; (iv) brand awareness and reputation; and (v) experience and expertise of the management team.

Our main competitors include:

●	cultural and creative product companies;

●	cultural tourism companies

●	traditional artworks retailers; and

●	e-commerce platforms for products and online travel services.

In addition, we also face potential competitors, including:

●	manufacturers and sellers of art products with non-traditional Chinese cultural attributes, for example, Pop Mart, a Hong Kong listed culture and entertainment company best known for art toys and collectible toys;

●	manufacturers and sellers of non-artwork home goods and house decorations, for example, M&G Group, a China-listed company that is the largest comprehensive stationery manufacturer and supplier in China; and

●	entities/institutes with a large reserve of Chinese classical cultural elements, such as regional history museums in China.

Although some of our major and potential competitors may have greater financial resources or larger customer bases than we do, we believe that our high-quality products, our sales and marketing capability, and strong brand recognition in the industry, will enable us to compete effectively in the fast-evolving markets for Arts exposition and Chinese cultural and creative products.

Suppliers

Since the company began its operations, we have developed a solid and reliable image and reputation with suppliers. We have established supplier relationships with several local companies.

Marketing

The economic contribution of tourism in China has been forecast to continuously increase. The emergence of an affluent middle class and an easing of movement restrictions for locals and foreign visitors to China both support this travel boom. The Chinese tourism market has transformed into one of the world’s most-watched inbound and outbound tourist markets.

China boasts a large number of attractions, such as historical sites and relics, economic hot spots, and a culturally diverse number of minorities. Therefore, the country has become one of the most popular travel destinations for many countries, such as Thailand, Japan, South Korea, Russia, and the United Kingdom.

Several driving forces contribute to the continuous increase in China’s tourism landscape, including:

●	Easing of travel restrictions;

●	Increase in disposable income among Chinese consumers; and

●	Growing popularity of domestic tourism.

The core business of Tongzhilian involves the development and marketing of cultural tours in the Chinese market. The distinguishing characteristic of a cultural tour is that the locations visited are either themselves evocative of the culture of China (temples, palaces, historically significant places, etc.) or provide opportunities for cultural education (museums, schools, universities, etc.). We also define many of our tours by their target markets, for example, Family Tours that have youth-oriented content, and Education Tours that are more suitable for older participants.

The marketing network for our tours has been developed from the roster of contacts that our CEO, Huang Fang, has made during her twenty years of experience in marketing aspects of Chinese culture. We plan, going forward, to be a similarly flexible presence in the industry, both looking for and creating opportunities within a network of friendly industry participants.

Tongzhilian also sells product such as tea, alcohol, and gift cards (for redeeming products such as crab and meat). Tongzhilian procures goods from suppliers, and has the suppliers deliver products on behalf of Tongzhilian to its customers. Tongzhilian has attempted to act as a sales agent for distributors of Chinese cultural and creative products. As the business develops, the Company intends to engage one or more professional design companies to design itsown lines of cultural and creative products, to be manufactured by a contractor.

The cultural and creative products market in China, as well as the gift products market, are thriving sectors. The demand for cultural and creative products spans various age groups and cultural backgrounds, with the younger generation and middle class emerging as the main consumer groups. They show a keen interest in products that are rich in cultural content and unique design. There is a rising trend in customized cultural and creative products, including those with regional characteristics, personal sentiment, and brand collaborations. Among the diverse range of cultural and creative products, classic Chinese styles are favored by consumers for their unique cultural flavor and aesthetic appeal.

The exchange of gift boxes, especially during the Chinese New Year, is a deeply rooted cultural tradition that symbolizes respect, gratitude, and good wishes. This tradition has evolved into a booming market, reflecting significant shifts in consumer behavior and preferences. The role of e-commerce in the gift economy is more prominent than ever. Online platforms offer convenience, variety, and competitive pricing, making them a preferred choice for many consumers.

Seasonality

Our cultural tourism and arts expositions business will be seasonal, as our sales will increase during public holidays, which occur during weekend, summer holiday, winter holiday and other public holidays, normally during July to August and January to February. Our sales will typically be lowest from Monday to Friday during the week, which is the studying and working period for most families.

Our products sales are not impacted by seasonality.

The Company will endeavor to reduce seasonality by implementing an innovative development model. For example, we plan to sell paid memberships and prepaid cards year-round to offset the risk of insufficient travel during the off-season.

Insurance

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products.

Income Taxes

United States

MGSD is a Nevada corporation that is subject to U.S. federal tax and state tax. On December 31, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions went into effect starting January 1, 2018.

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

Employees

As of September 30, 2024, we had 12 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

Item 1A. Risk Factors.

An investment in MGSD’s common stock involves a high degree of risk. You should carefully consider the following risk factors and other information before deciding to invest in MGSD’s common stock. If any of the following risks are actually realized, the Company business, financial condition, results of operations and prospects for growth could be seriously harmed. As a result, the trading price of MGSD’s common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

A computer system failure, security breach or a breach of data privacy or security obligations may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows.

We will rely on computer and information systems and internet and network connectivity to conduct a large portion of our business operations. This includes the need to securely store, process and transmit confidential information, including personal information. In many cases this also includes transmission and processing to or through commercial customers, business partners and third-party service providers. The introduction of new technologies, computer system failures, cyber-crime attacks or security or privacy breaches may materially disrupt our business operations, damage our reputation, result in regulatory and litigation exposure, investigation and remediation costs, and materially and adversely affect our results of operations, financial condition and cash flows.

The information security risk that we face includes the risk of malicious outside forces using public networks and other methods, including social engineering and the exploitation of targeted offline processes, to attack our systems and information. It also includes inside threats, both malicious and accidental. For example, human error and lack of sufficiently automated processing can result in improper information exposure or use. We also face risk in this area due to our reliance in many cases on third-party systems, all of which may face cyber and information security risks of their own. Third-party administrators or distribution partners used by us or our subsidiaries may not adequately secure their own information systems and networks, or may not adequately keep pace with the dynamic changes in this area. Potential bad actors that target us and our applicable third parties may include, but are not limited to, criminal organizations, foreign government bodies, political factions, and others. There is no guarantee that the measures that we take will be sufficient to stop all types of attacks or mitigate all types of information security or privacy risks.

If we fail to maintain adequate processes and controls or if we or our business partners fail to comply with relevant laws and regulations, policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or other confidential information could occur. Such control inadequacies or non-compliance could cause disrupted operations and misstated or unreliable financial data, materially damage our reputation or lead to increased regulatory scrutiny or civil or criminal penalties or litigation, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyse personal information and customer data to better manage our business, subject to applicable laws and regulations and other restrictions. It is possible that additional regulatory or other restrictions regarding the use of such techniques may be imposed. Such restrictions and obligations could have material impacts on our business, financial conditions and/or results of operations.

We operate in a competitive environment and competing facilities and services could harm our business, financial condition, results of operations and prospects.

There are numerous cultural tourism service providers, arts exposition providers and distributors of Chinese cultural and creative products and gift products. We will face significant competition from these three types of competitors. The private cultural tourism market is further segmented into large franchise companies, regional providers and numerous local independent service providers located in nearly every city in China. We will compete primarily on the basis of price, quality of service, convenience, location, brand recognition and reputation. We do not have the same level of brand recognition as some of the cultural tourism companies, and in some regional markets our brand is not as established and our geographical coverage is not as extensive as that of our private competitors.

We may not be able to effectively control and manage our planned growth.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. If our business and markets grow and develop, it will be necessary for us to finance and manage expansion accordingly. In addition, we may face challenges in managing our expanding service offerings. Such growth would place increased demands on our existing management, employees and facilities. Our failure to meet these demands could interrupt or adversely affect our operations and cause administrative inefficiencies. Additionally, failure to execute our planned growth strategy could have a material adverse effect on our financial condition and results of operation.

Additional capital may not be available on acceptable terms, and any additional financing may be on terms adverse to your interests.

We will need additional cash to fund the expansion of Tongzhilian’s operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which failures could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds when needed by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtained on terms and conditions favorable to or affordable by us. If we cannot obtain needed funds, we may be forced to curtail our activities

Risks Relating to our Management

The loss of the services of either of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales.

The business plan of Tongzhilian assumes the ability of Tongzhilian to exploit the relationships that our CEO, Huang Fang, has developed with participants in the cultural tourism industry. Our future success, therefore, depends upon the continued services of our executive officers, Huang Fang and our Chief Financial Officer, Shang Jia. The loss of the services of either of our officers or our failure to timely identify and retain competent executives could negatively impact our ability to develop our business, which could adversely affect our financial results and impair our growth.

Going forward, the success of our business will depend on our ability to identify and retain competent employees with the skills required to execute our business objectives. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individual will agree to become an employee, consultant, or independent contractor of Tongzhilian. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a new public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Although our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date we are no longer a smaller reporting company, our management will be required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal other material weaknesses or that the known material weaknesses have not been fully remediated. If we do not remediate material weaknesses or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in monitoring the Company’s compliance with its disclosure and accounting obligations. Until we establish such a committee, we will be unable to obtain a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors function as our audit committee and is comprised of a single director. An independent audit committee would play a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may deprive the Company of management’s independent judgment. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, which has a single director and no independent members, acts as the compensation committee for the Company and determines the compensation and benefits of our executive officers, will administer our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation and may obtain benefits levels that may not be commensurate with our financial performance.

Our management has no experience managing a public company.

At the present time, none of our management has experience in managing a public company. This may hinder our ability to establish effective controls and systems and comply with all applicable requirements associated with being a public company. If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we expect it will be difficult and expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining in the PRC a sufficient number of employees with the skills necessary to manage a U.S. public company. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002.

Risks Related to Doing Business in the PRC

The operations of our subsidiary in China, as well as our financial operations in the U.S. to the extent that they affect our subsidiary in China, will be subject to a high level of control by the national and provincial bureaucracies in the PRC. Exercise by government authorities of that control could significantly interfere with our ability to conduct our operations in the best interests of our company and its shareholders, which could cause the value of our common stock to decline and limit or prevent our efforts to finance the operations of Tongzhilian.

The government of the PRC is highly bureaucratized, as are the provincial governments in China. Whereas the authority of agencies in the U.S. government is restricted to a stated mandate by principles and regulations of administrative law, agencies of the PRC government have broad authority to impose and administer regulations, and to collect information, as they deem in the best interests of the nation. As a result, our Company’s Board of Directors may find its ability to develop and implement a business plan constrained by the regulatory activities of government agencies in the PRC, which are able to exert substantial and wide-ranging control over our Company’s operations, both those of Tongzhilian, our Chinese subsidiary, and the financial operations of MGSD.

The PRC agencies that will exercise have significant control over our Company’s operations include:

●	China Securities Regulatory Commission (“CSRC”), which since March 2023 has imposed extensive reporting requirements and other regulations on companies structured as ours: offshore holding companies with operations based in China. The CSRC now requires that such companies obtain pre-approval of offshore securities listings and offshore securities offerings, and the CSRC, in reviewing such filings, has broad discretion to limit or prevent offshore financing activities that CSRC believes put the interests of China at risk, including risks attendant to indirect offshore investment in companies that control significant data, personal or otherwise, and companies involved in a wide range of industries that CSRC deems essential to the PRC.

●	State Administration of Foreign Exchange (“SAFE”), which governs inflows and outflows of capital with respect to the PRC, and has broad authority to regulate or restrict, by registration requirements or prohibitions, cross-border transactions and currency exchange as needed to protect the interests of the PRC.

●	Cyberspace Administration of China (“CAC”), which has broad authority to regulate conduct within the PRC and offshore as it relates to cyberspace activities touching on the PRC. Among the proposed regulations under review by the CAC are a requirement that China-based enterprises holding significant user data be required to undergo review and approval by CAC before soliciting offshore investment.

●	Ministry of Commerce (“MOFCOM”), which has broad regulatory authority over commercial activity in the PRC, with particular focus on foreign-invested commercial activity. Among MOFCOM’s activities is reviewing offshore investments in Chinese enterprises to assure the capital is used for purposes that fall within the pre-approved business plan of the Chinese recipient.

Investors considering investment in MGSD, therefore, should understand that the control of our Board of Directors over the plans and operations of our Company will be subject to the extensive control that the government of China may exercise over both Tongzhilian, our Chinese subsidiary, and the activities of its U.S. parent company as they involve Tongzhilian. Our Board may find, at times, that actions it considers in the best interests of our Company and its shareholders are restricted or prevented by policies of one or more Chinese government agencies. These restrictions, in turn, may make our public securities less valuable and interfere with our efforts to raise capital for the operations of Tongzhilian.

The government of China will make a direct intervention into the operations of a China-based company and take control of its operations or significantly restrict its operations if the government believes such action is in the best interests of the Chinese nation.

The Chinese government may intervene or influence our operations at any time, or may exert control over operations of our business, which could result in a material change in our operations and/or the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The government of the PRC is not bound by principles of substantive due process similar to those binding on the U.S. government. Therefore, the government of the PRC considers itself charged with unrestricted responsibility for the well-being of its nation, and will intervene in the economy of the PRC in general or in the affairs of an individual enterprise within the PRC, as it deems appropriate to protect the well-being of the PRC. Such intervention can take the form of restrictions on the operations of the enterprise, denial of approvals required under Chinese law to conduct the business of the enterprise, influence exerted on the appointment of management, and has in some cases involved government seizure of the assets of an enterprise. A U.S. investor in MGSD will be at risk of an intervention by the PRC government in the Chinese tourism business in general or the business of Tongzhilian in particular, as well as the risk that the PRC government will impose new restrictions on the ability of MGSD to fund the operations of Tongzhilian, such as restrictions on the use of offshore sources to fund the operations of Tongzhilian. Any such intervention by the PRC government in the operations of Tongzhilian could undermine our business plan and cause the value of an investment in MGSD to significantly decline or become worthless.

Recent statements by the Chinese government indicate an intent to exert more oversight and more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any such actions by the Chinese government could significantly limit or completely hinder our ability to conduct our business, accept foreign investment, or list on a U.S. or other foreign exchange, including our ability to offer our securities to investors. Such limitations could cause the value of the securities being registered hereby to significantly decline or become worthless.

The Chinese government recently has published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding one or more of the industries in which we plan to be involved. Such regulations could require us to seek permission from Chinese authorities to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer its securities to investors, and could cause the value of such securities to significantly decline or become worthless.

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. As all of our operations are based in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China, as well as the value of the securities being offered, may also be adversely affected.

Our failure to comply with regulations and policies of the Chinese government, even if inadvertent, could have a serious adverse effect on our business.

Each aspect of the business operations of Tongzhilian and each aspect of the relationship of MGSD with Tongzhilian will be subject to regulations imposed by the government of the PRC or the PRC Provincial governments. It will be our intention to comply with all government regulations applicable to our business. It is, however, sometimes difficult to determine with precision the meaning and intent of PRC government regulations, which are at times issued on a “trial” basis and are always subject to the interpretive authority of the issuing agency. Moreover, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of commercial laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. As a result, we could inadvertently overlook the requirement to obtain a license or permission; or we could obtain the necessary license or permission but fail to comply with the regulations governing the regulated activity; or the regulations could change in a way that defeats our plan to comply.

The consequences of failure or inability to conform our conduct to government policy would vary: the significance of the consequence will tend to reflect the level of concern that the government holds for the subject of the regulation. If Tongzhilian fails to comply with a government regulation applicable to its marketing activities, the penalties could range from a fine to a revocation by Beijing of Tongzhilian’s license to carry on its business. If we fail to comply with regulations regarding financial matters (securities offerings, cash flows, offshore listings), the penalties could range from significant civil penalties (e.g. revocation of Tongzhilian’s business licensee) to criminal penalties.

We will be required to obtain the approval of the PRC government for a business combination, the issuance of our common stock, or maintaining our status as a publicly listed company outside China.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. On the same date, the CSRC published on CSRC’s official website Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Administrative Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions or, collectively, the “Guidance Rules and Notice.” The Trial Administrative Measures, together with the Guidance Rules and Notice, mandate that issuers whose principal business activities occur in the PRC must, within three business days after filing with the offshore regulator an application for an offshore offering or listing of securities on an exchange, submit to CSRC an application for review. The Trial Administrative Measures apply to overseas securities offerings and/or listings conducted by companies incorporated in the PRC, PRC domestic companies, and companies incorporated overseas with operations primarily in the PRC, indirect offerings. The Trial Administrative Measures require (1) the filing of the overseas offering and listing plan by the PRC domestic companies with the CSRC under certain conditions, (2) the filing by the underwriter with the CSRC under certain conditions and (3) the submission of an annual report to the CSRC within the required timeline. The Trial Administrative Measures include: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Administrative Measures; (2) exemptions from immediate filing requirements for issuers that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Administrative Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Fines of up to 10 million RMB (approximately US$1.4 million) for non-compliance are authorized.

As the Trial Administrative Measures are newly issued, there remain uncertainties regarding its interpretation and implementation. Therefore, we cannot assure you that we will be able to complete the filings for our future offerings and fully comply with the relevant new rules on a timely basis, if at all. In addition, we face uncertainty regarding the criteria that CSRS will apply when reviewing filings for approval, and cannot assure that the process will not cause a substantial reduction in our ability to raise capital in the U.S.

Regulations proposed by the Cyberspace Administration of China may require Tongzhilian to apply for cybersecurity approval before MGSD can list its securities on a U.S. exchange.

In the course of developing our business, we intend to collect personal information concerning customers, albeit we will do so in strict compliance with Chinese law that protects the privacy of personal information. See: “We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers” later in this Risk Factors section. Because Tongzhilian has only recently commenced operations, our store of personal data is sparce. With marketing success, however, we expect significant expansion of our data resources.

On July 10, 2021, the Cyberspace Administration of China (“CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that, under the proposed rules, companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and the quotation of our securities on the OTC Markets. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, quotation of our securities on the OTC Markets may be prohibited and we may be subject to fines and penalties.

We believe that we will not be subject to the cybersecurity review by the CAC for this offering, given that: (i) we are not an “operator of critical information infrastructure” or a “data processor” carrying out data processing activities that affect or may affect national security; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations. The PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Although we are a Nevada company, the majority of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic, and social conditions in China. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy.

The PRC government has significant authority to exert influence on the ability of a China-based company, such as the Company, to conduct its business, accept foreign investments or list on an U.S. or other foreign exchange. The PRC government has significant authority, oversight and discretion over the conduct of our business and may intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. If any such intervention by the PRC government into our operations or the operations of our industry prevented us from carrying out our business plan, our business could fail and our shares could become worthless.

Such risks or any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer our common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our products and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us.

Changes in United States and China relations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes in the relationship between the United States and China, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares.

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. Further, we believe that we have robust disclosures relating to our operations in China, including the relevant risks noted in Chairman Gensler’s statement. However, it is possible that the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

In response to the SEC’s July 30 statement, the China Securities Regulatory Commission (CSRC) announced on August 1, 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” The CSRC added that it will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures.” It emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

Changes in the policies of the PRC government could have an adverse effect on our business.

Policies of the PRC government can have significant effects on the economic conditions in the PRC. Although the PRC government has been pursuing economic reform policies and transitioning to a market-oriented economy, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social conditions. Further, regulatory agencies in China may periodically, and sometimes abruptly with little to no advance notice, change their enforcement practices. Therefore, prior enforcement activity, or lack of enforcement activity, is not necessarily predictive of future actions. Our business could be adversely affected by changes in PRC government policies, including but not limited to changes in policies relating to taxation, currency conversion, imports and exports, and ownership of private enterprises.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

Our operating subsidiary is incorporated under and governed by the laws of the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as Tongzhilian, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, our PRC subsidiary may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such intervention in or influence on our business operations or action to exert more oversight and control over securities offerings and other capital markets activities, once taken by the PRC government, could adversely affect the business, financial condition and results of operations and the value of China-based companies, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary.

As an offshore holding company with a PRC subsidiary, we may transfer funds to our PRC subsidiary or finance our operating entity by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiary, are subject to PRC regulations. Any loans to our PRC subsidiary, which is a foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiary, which is a foreign-invested enterprise, are subject to the requirement of making necessary filings in FICMIS, and registration with other government authorities in China. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiary or to fund its operations may be negatively affected, which may adversely affect its liquidity and ability to fund its working capital and expansion projects and meet its obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

The U.S. Holding Foreign Companies Accountable Act, as amended, requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years.

In 2020, the U.S. Congress adopted the Holding Foreign Companies Accountable Act (“HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. The HFCAA also provided that, if the PCAOB is unable to inspect the company’s auditors for three consecutive years (reduced to two consecutive years by Congress in 2023), the issuer’s securities may be prohibited from trading on a national securities exchange or in the over-the-counter trading market in the U.S.

On December 16, 2021, PCAOB issued a report on its determination that the PCAOB was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (the “HFCAA”). If the PCAOB is unable to inspect or investigate completely a registered public accounting firm headquartered in mainland China or Hong Kong because of a position taken by one or more authorities in mainland China or Hong Kong, investors are deprived of the benefits of such PCAOB inspections, which could cause investors to lose confidence in audit procedures and the quality of financial statements. In addition, under the HFCAA, a company’s securities may be prohibited from trading on the U.S. stock exchanges or in the over-the-counter trading market in the U.S. if its auditor is not inspected by the PCAOB, and this ultimately could result in a company’s common stock being delisted.

The PCAOB’s 2021 report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, ARK Pro CPA & Co. is headquartered in Hong Kong and was identified in this report as a firm subject to the PCAOB’s determination. As a result, MGSD would be subject to sanctions if the Hong Kong authorities continued to prevent the PCAOB from inspecting our auditor. Under the HFCAA (as amended by the Consolidated Appropriations Act – 2023), MGSD securities may be prohibited from trading on a U.S. stock exchange or facility if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in MGSD common stock being removed from the OTCQB Market.

On August 26, 2022, the China Securities Regulatory Commission (“CSRC”), the Ministry of Finance of China, and the PCAOB signed a protocol governing inspections and investigations of audit firms based in China and Hong Kong. On December 15, 2022, the PCAOB issued a new Determination Report which: (1) vacated the December 16, 2021 Determination Report; and (2) concluded that the PCAOB had been able to conduct inspections and investigations completely in Hong Kong in 2022. The December 15, 2022 Determination Report cautions, however, that authorities in Hong Kong might take positions at any time that would prevent the PCAOB from continuing to inspect or investigate completely. As required by the HFCAA, if in the future the PCAOB determines it no longer can inspect or investigate completely because of a position taken by an authority in Hong Kong, the PCAOB will act expeditiously to consider whether it should issue a new determination. If the PCAOB is not able to fully conduct inspections of our auditor’s work papers in Hong Kong, our securities may be prohibited from trading on a U.S. stock exchange or facility if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our common stock being barred from listing in the United States, which would likely prevent our shareholders from being able to sell their shares until the bar was lifted.

Restrictions contained in Chinese law on the ability of overseas securities regulators to collect information in China may deny investors in our Company the benefits of U.S. securities regulation.

China has often restricted U.S. regulators’ access to information and limited regulators’ ability to investigate or pursue remedies with respect to China-based issuers, generally citing to state secrecy and national security laws, blocking statutes, or other laws or regulations. In addition, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. As a result of these regulations, the SEC, U.S. Department of Justice, and other U.S. authorities face substantial challenges in bringing and enforcing actions against China-based issuers and their officers and directors. As a result, investors in our Company may not benefit from a regulatory environment that fosters effective enforcement of U.S. federal securities laws.

According to Article 177, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from OTC Markets or other applicable trading market within the US.

Governmental control of currency conversion may affect the value of your investment.

The People’s Republic of China (PRC) government imposes controls on the convertibility of Renminbi (RMB) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures in connection with a commercial transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due, finance our cash requirements, service debt or make dividend or other distributions to our shareholders, all of which may adversely affect your investment.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Because our principal assets are located outside of the United States and because all of our directors and officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

All of our present officers and directors reside outside of the United States. In addition, our operating subsidiary, Tongzhilian, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain and maintain information about our customers and various aspects of our operations as well as regarding our employees and third parties. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations. We believe that we are in compliance with the Cyber Security Law, given that: (i) our products and services are sold offline; and (ii) we do not have an online platform.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides the main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. We believe that we will not be subject to the cybersecurity review by the CAC, given that: (i) we are not an “operator of critical information infrastructure” or a “data processor” carrying out data processing activities that affect or may affect national security; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which became effective on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all. We believe that we are in compliance with the PRC Data Security Law, given that: (i) collecting and possessing personal information in our business operations were authorized; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to whether the PRC regulatory agencies may adopt new laws, regulations, rules, or detailed implementation and interpretation. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by PRC regulatory agencies, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

The Chinese government can take actions to regulate business operations in China with little to no advance notice at any time, including interference with the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Rules and regulations and the enforcement or interpretation thereof in China can also change with little to no advance notice, and actions related to oversight and control over offerings that are conducted overseas could cause the value of MGSD’s securities to significantly decline or be worthless.

The Chinese government has taken and continues to take actions to exercise control over virtually every sector of the Chinese economy through regulation and state ownership, sometimes with very little advance notice. Our ability to operate through our subsidiary in China may be hindered by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, cybersecurity, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could result in a material change in our operations in China and could limit or completely hinder our ability to offer securities to investors or require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect to us and on your investment in us and could render your investment in our securities worthless.

As such, the Company’s business segments and entities may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to new regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. As a result, the fast-changing rules and regulation could potentially impact our operation and profitability in China and as a result, cause the value of MGSD’s securities to significantly decline or even become worthless.

Risks Relating to Our Common Stock and this Offering

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial securities offering. The exemptions available to emerging growth companies include the right to present only two years of audited financial statements in our registration statements and annual reports, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act relating to internal controls, reduced disclosure about executive compensation arrangements, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. Some of these exemptions are also available to us as a smaller reporting company (i.e. a company with less than $250 million of its voting equity held by non-affiliates). We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. The decision to opt out is irrevocable.

Because the worldwide market value of our common stock held by non-affiliates, or public float, was below $250 million on the last day of our second fiscal quarter, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company, we are not required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K; or

●	present any selected financial data in such registration statements and annual reports filings made by the Company.

Because we will be subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

For the foreseeable future, it is likely that our common stock will be classified as a “penny stock”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. Since these regulations will likely be applicable to the common stock of MGSD until a more liquid market for the shares develops, investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Shareholders do not have pre-emptive rights, which will cause them to experience dilution if we issue additional securities.

At any time or times, we may issue and sell shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our CEO own a near-majority of the outstanding shares of our stock, and accordingly, will have control over stockholder matters, the Company’s business and management.

Huang Fang, our CEO, owns common stock representing 49% of the outstanding shares of our common stock. While she continues to hold the near-majority of the voting power in our Company, this director will have effective control over the Company. In particular, the director will have the ability to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Affect the outcome of any other matter submitted to the shareholders for vote.

Moreover, because of the significant ownership position held by our CEO, new investors will not be able to affect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity: Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program that is designed to protect the confidentiality, integrity, and availability of the Company’s data and systems. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	A risk assessment process designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

●	A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	Cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

Additionally, the Company assesses and manages cybersecurity threats associated with its third party service providers’ information technology systems that could compromise the Company’s information security or data. Identified cybersecurity threats are communicated to management for review, response and mitigation as appropriate.

As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity: Governance

Our Board of Directors considers cybersecurity risk within the Board’s risk oversight function. The board of directors has charged management with responsibility for oversight of cybersecurity risks and incidents and any other risks and incidents relevant to the Company’s computerized information system controls and security. The Board oversees management’s implementation of our cybersecurity risk management program.

Our Chief Financial Officer reviews the efficacy of our cybersecurity program from time to time as circumstances make appropriate and annually in connection with the annual audit of the Company’s financial statements.

Our Chief Financial Officer reports to our CEO on matters of cybersecurity, and together they carry responsibility for our overall cybersecurity risk management program. Our CEO and CFO provide prompt reports to the Board regarding cybersecurity risks and incidents as they are revealed, as well as periodic reports, as appropriate, regarding the Company’s cybersecurity program.

Item 2. Properties.

The Company does not own any real property. We believe the premises we now have under lease will be adequate for our operations for the foreseeable future.

Office Leases

On September 1, 2023, Tongzhilian entered into an office lease agreement with Devoter Oriental (Beijing) Technology Co., Ltd. Under the terms, Tongzhilian is able to use its office space (approximately 144 square meters) for a rental fee of $2,965 (RMB21,633.75) per month during the period between September 1, 2023 to November 30, 2024.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are, at present, listed for trading on the OTCQB under the trading symbol “MGSD”. The Company’s common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company’s Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

Holders of Securities

As of the date of filing of this report, we had 64 shareholders of record and 60,000,000 outstanding shares of common stock, par value $0.001.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

There are currently no restrictions that limit our ability to declare cash dividends on our common stock. However, the PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. In addition, our subsidiary in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Tongzhilian is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended September 30, 2024.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended September 30, 2024.

Item 6. [Reserved]

This Item is not applicable at this time.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Results of Operations for the Year Ended September 30, 2024 and Period Ended September 30, 2023

The following table shows key components of the results of operations during the year ended September 30, 2024 and the period from September 7 to September 30, 2023:

	For the Periods Ended September 30,
	2024	2023
Revenue	$804,887	$10,981
Cost of revenue	439,260	6,411
Gross Profit	365,627	4,570
Selling, general and administrative expenses	388,580	45,182
loss from operations	(22,953)	(40,612)
Other income (expense)	(108)	110
Loss before provision for loss taxes	(23,061)	(40,502)
Provision for income taxes	7,749	-
Net loss	$(30,810)	$(40,502)

The Company initiated operations on September 7, 2023 and, accordingly, reported only $10,981 for the period ended September 30, 2023. For the fiscal year ended September 30, 2024, our first full fiscal year of operations, our revenue was $804,887. All our revenue was generated by our subsidiary Tongzhilian, which provided its cultural tourism services throughout the year and added product sales operations during the fourth quarter of the 2024 fiscal year.

Tongzhilian sells tours both directly and through sales agents, with 49% of our revenue during fiscal year 2024 being derived from two primary sales agents.The cost of revenue, $439,260 for the fiscal year ended September 30, 2024, was mostly attributable to the cost of tours charged by cooperating travel agencies. In addition, commencing in the fourth quarter of fiscal 2024, cost of revenue included the procurement cost for products sold. We realized a gross profit of 45% in fiscal 2024, primarily attributable to a cultural feature tour developed by Tongzhilian in concert with our suppliers, Hainan Jintongyuan and Heibei Bailu.

Operating expenses for the 2024 fiscal year consisted primarily of salaries and benefits, office expenses, professional fees and rentals and leases. The $388,580 and $45,182 in operating expenses during fiscal year 2024 and the three weeks period ended September 30, 2023 were primarily attributable to:

●	$142,401 and $30,000 in professional fees and related expenses incurred in the fiscal year 2024 and the period ended September 30, 2023 respectively, as a result of our status as a reporting company in the United States; and

●	$155,533 and $567 in salaries and benefits incurred in fiscal year 2024 and the period ended September 30, 2023 respectively; and

●	$53,559 and $11,547 in office expenses incurred in fiscal year 2024 and the period ended September 30, 2023 respectively; and

●	$35,330 and $2,947 in rentals and lease fees incurred in fiscal year 2024 and the period ended September 30, 2023.

Our net loss for the fiscal year 2024 was $30,810, compared to a net loss of $40,502 in the period from September 7, 2023 to September 30, 2023.

 Liquidity and Capital Resources

On September 7, 2023 our shareholders purchased the authorized shares of MGSD Samoa for $60,000. Our CEO, Huang Fang, funded the purchase by giving MGSD Samoa her personal promissory note in the amount of $60,000. Primarily as a result of that transaction, as of September 30, 2023, after incurring a loss of $40,502 since it was organized, the Company had $Nil in cash and cash equivalents and a working capital deficit of $75,344. The principal liabilities were $30,000 in accrued expenses payable to the Company’s auditor in connection with the Company’s preparation for registration as a reporting company in the United States and $34,830 representing the current portion of the Company’s operating lease obligation.

On September 30, 2024, the Company had $698,307 in cash and cash equivalents. During the year ended September 30, 2024, Ms. Huang satisfied her note by contributing $60,000 cash to the Company and loaned an additional $190,855. As of September 30, 2024, the Company had received during the 2024 fiscal year advance payments by customers totalling $461,946, which allowed the Company to accumulate a cash balance of $698,307 as of September 30, 2024. All these factors led to an increase in the Company’s working capital by $58,633 to a deficit of $16,711.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations plus additional funds sourced from a public offering and/or debt financing. In the near term, we expect Huang Fang, our President, to provide support, if needed. We do not, however, have any formal agreement with Ms. Huang requiring her to provide financing to the Company nor any method of enforcing our expectation. Therefore, we can provide no assurances that we will be able to generate sufficient cash flows from operations and/or obtain additional financing on terms satisfactory to us, if at all.

 Cash Flows

The following table summarizes our cash flows for the year ended September 30, 2024 and the period from September 7, 2023 to September 30, 2023.

	For the Years Ended September 30,
	2024	2023
Net cash provided by operating activities	$436,701	$-
Net cash (used in) investing activities	(3,724)	-
Net cash provided by financing activities	248,400	-
Effect of exchange rate fluctuation on cash and cash equivalents	16,930	-
Net increase in cash and cash equivalents	698,307	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$698,307	$-

For the fiscal year ended September 30, 2024, our operations provided net cash of $436,701. The primary factor contributing to this increase in cash was a membership program we initiated during the year, in which we offered members discounts on tours in exchange for their deposit of funds to be applied to future tours. The result of this program was our accumulation of $461,946 in customer prepayments during the fiscal year.

For the fiscal year ended September 30, 2024, our investing activities resulted in a net cash outflow of $3,724. primarily due to the acquisition of fixed assets.

Our financing activities for the fiscal year ended September 30, 2024, generated $248,400, consisting of $60,000 contributed by Huang Fang to fund our shareholders’ subscriptions and a $188,400 interest-free loan from Huang Fang and her affiliate entity.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations. Please refer to Note 2 of our condensed consolidated financial statements included in this annual report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors and Shareholders of Maitong Sunshine Cultural Development Co., Limited

Opinions on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maitong Sunshine Cultural Development Co., Limited (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ (deficit) equity, and cash flows for the year ended September 30, 2024 and period from September 7, 2023 to September 30, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the year ended September 30, 2024 and period from September 7, 2023 to September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company does not have an established source of revenues sufficient to cover its operating cost, has suffered recurring losses from operations, and has an accumulated deficit and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ARK Pro CPA & Co
ARK Pro CPA & Co
(Formerly HKCM CPA & Co.)

We have served as the Company’s auditor since 2024.

Hong Kong, China

November 25, 2024

PCAOB Firm ID: 3299

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND 2023

(EXPRESSED IN US DOLLARS)

	September 30,	September 30,
	2024	2023
Assets
Current Assets:
Cash	$698,307	$-
Prepayments	44,352	-
Other receivables	713	1,141
Total current assets	743,372	1,141
Property and equipment, net	2,803	-
Right-of-use assets	6,159	40,752
Total assets	$752,334	$41,893

Liabilities and Deficit
Current Liabilities:
Accounts payable	8,991	-
Advance from customers	461,946	-
Accrued expenses	$77,696	$30,790
Due to related parties	200,481	9,626
Other payables	3,086	1,239
Income tax payable	1,724	-
Operating lease liabilities, current	6,159	34,830
Total current liabilities	760,083	76,485
Operating lease liabilities, less current portion	-	5,922
Total liabilities	760,083	82,407

Equity/(Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and 2023	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,000,000 shares issued and outstanding at September 30, 2024 and 2023	60,000	60,000
Additional paid-in capital	-	-
Capital stock subscription receivable	-	(60,000)
Accumulated (deficit)	(71,312)	(40,502)
Accumulated other comprehensive income (loss)	3,563	(12)
Total stockholders’ (deficit)	(7,749)	(40,514)
Total liabilities and (deficit)	$752,334	$41,893

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(EXPRESSED IN US DOLLARS)

	For the Years Ended September 30, 2024	Period from September 7, 2023 to September 30, 2023
Revenue	$804,887	$10,981
Cost of revenue	439,260	6,411
Gross profit	365,627	4,570

Selling, general and administrative expenses	388,580	45,182
(Loss) from operations	(22,953)	(40,612)
Other income (expense)	(108)	110
(Loss) before provision for income taxes	(23,061)	(40,502)
Provision for income taxes	7,749	-
Net (loss)	$(30,810)	$(40,502)

Comprehensive (loss):
Net (loss)	$(30,810)	$(40,502)
Foreign currency translation adjustment	3,575	(12)
Comprehensive (loss)	$(27,235)	$(40,514)

Basic and diluted earning per share	$(0.0006)	$(0.0014)
Weighted average number of shares outstanding	55,150,820	29,400,000

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Shares issued	60,000,000	$60,000	$-	$-	$-	$-	$60,000
Subsidiary’s stock issued	-	-	-	(60,000)	-	-	(60,000)
Net loss	-	-	-	-	(40,502)	-	(40,502)
Foreign currency translation adjustment	-	-	-	-	-	(12)	(12)
Balance at September 30, 2023	60,000,000	60,000	-	(60,000)	(40,502)	(12)	(40,514)
Net loss	-	-	-	-	(30,810)	-	(30,810)
Capital subscription received	-	-	-	60,000	-	-	60,000
Foreign currency translation adjustment	-	-	-	-	-	3,575	3,575
Balance at September 30, 2024	60,000,000	$60,000	$-	$-	$(71,312)	$3,563	$(7,749)

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(EXPRESSED IN US DOLLARS)

	For the Year Ended September 30, 2024	Period from September 7, 2023 to September 30, 2023
Cash Flows from Operating Activities
Net loss	$(30,810)	$(40,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	990	-
Operating lease expense	35,330	3,068
Interest expense	767	-
Changes in operating assets and liabilities:
Prepayments	(43,262)	30,000
Other receivable	462	(1,181)
Accounts payable	8,770	-
Customer deposits	450,583	-
Accrued expenses	46,516	817
Due to related parties	-	9,626
Lease payment	(36,097)	(3,068)
Income tax payable	1,681	-
Other payables	1,771	1,240
Net cash provided by operating activities	436,701	-

Cash Flows from Investing Activities
Purchase of fixed assets	(3,724)	-
Net cash used in investing activities	(3,724)	-

Cash Flows from Financing Activities
Proceeds from subscription	60,000	-
Loans from related parties	188,400	-
Net cash provided by financing activities	248,400	-

Effect of exchange rate fluctuation on cash and cash equivalents	16,930	-
Net increase in cash and cash equivalents	698,307	-

Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$698,307	-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,067	-
Cash paid for interest expense	$767	121

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$6,159	40,752

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Maitong Sunshine Cultural Development Co., Limited (“MGSD”, together as a group with its subsidiaries referred to as “Maitong Sunshine”, “Company”, “us” or “we”) was incorporated in the State of Nevada on October 26, 2023.

MGSD through its operating subsidiary, which has headquarters in Beijing, China, provides cultural tourism and products sales, and plans to market arts expositions. The Company currently has 12 full-time employees.

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

The Company’s operations have been financed primarily by loans from related parties. We expect that Huang Fang, the President, CEO, chairwoman of the board and a shareholder of the Company, will provide support in the future if needed. We do not, however, have any formal agreement with Ms. Huang requiring her to provide financing to the Company nor any method of enforcing our expectation.

B.	Basis of presentation

The accompanying consolidated financial statements are expressed in U.S. Dollars and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

C.	Principles of consolidation

The consolidated financial statements include the accounts of MGSD and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of these subsidiaries.

MGSD’s subsidiaries as of September 30, 2024 are listed as follows:

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used for foreign currency translation are as follows:

For the years ended September 30,
		2024	2023
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.0149/7.7702	7.2952/7.8315
Revenue and expenses	period weighted average	7.1918/7.8127	7.0511/7.8310

F.	Concentration of credit risk

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

For the period from September 7, 2023 through September 30, 2023, there is only a small volume of sales in the three-week period recorded. All sales are not significant. For the fiscal year ended September 30, 2024, the Company had 2 major customers that each accounted for over 10% of its total revenue.

	For the years ended September 30, 2024
	Revenue	Percentage of revenue

Customer A	$265,313	33%
Customer B	130,099	16%

For the period from September 7, 2023 through September 30, 2023, there is only a small volume of sales in the three-week period recorded. All procurement are not significant. For the fiscal year ended September 30, 2024, the Company had 3 major suppliers that each accounted for over 10% of its total cost of revenue.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the year ended September 30, 2024
	Cost of revenue	Percentage of Cost of revenue

Supplier A	$241,855	55%
Supplier B	73,834	17%
Supplier C	58,609	13%

G.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements for the fiscal year ended September 30, 2024.

Financial assets and liabilities of the Company are primarily comprised of cash, prepayments, other receivables, accounts payables, accrued expenses, other payables, advance from customers, due to related parties, other payables, income tax payable and lease liabilities. As of September 30, 2024 and 2023, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Products sales revenue

Products sales revenue mainly includes sales of cultural and creative products and sales of gift products. The Company’s policy is to recognize the sales when the products, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds, if not prepaid, is reasonably assured, all of which generally occur when the customer receives the products. Accordingly, revenue is recognized at the point in time when delivery is made.

Cost of product sale consists primarily of the cost of product procurement, and other cost to fulfill a contract with a customer.

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

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

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

M.	Cash

As of September 30, 2024, cash consists of bank deposits and deposits in the Alipay, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

N.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At September 30, 2024, prepayments consisted of:

	As of September 30,
	2024	2023

Jinjiu International Consulting Services (Beijing) Co., Ltd	$39,915	$-
Beijing Shuangjiang Huixin Trading Co., Ltd	4,018	-
Beijing Shengrui Minghua Tea Industry Co., Ltd	279	-
Beijing Yiguanjia Health Technology Co., Ltd	140	-
Total Prepayments	$44,352	$-

NOTE 4. OTHER RECEIVABLES

At September 30, 2024 and 2023, other receivables consisted of:

	As of September 30,
	2024	2023

Collected money on behalf of the company by employee	$-	$1,141
Shanghai Ctrip International Travel Agency Co., Ltd	713	-
Total other receivables	$713	$1,141

NOTE 5. CAPITAL STOCK SUBSCRIPTION RECEIVABLE

As of September 30, 2024 and 2023, capital stock subscription receivable consists of the following:

	As of September 30,
Name	2024	2023
Huang Fang	$-	$60,000
Total	$-	$60,000

On September 7, 2023 our shareholders purchased the authorized shares of MGSD-Samoa for $60,000. Our CEO, Huang Fang, funded the purchase by giving MGSD-Samoa her personal promissory note in the amount of $60,000. As of September 30, 2023, the Company had a capital stock subscription receivable of $60,000 due from Huang Fang. During the fiscal year ended September 30, 2024, Ms. Huang made payments to satisfy the $60,000 note payable to MGSD-Samoa.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 6. ACCOUNTS PAYABLE

As of September 30, 2024 and 2023, accounts payable consists of the following:

	As of September 30,
	2024	2023
Hebei Bailu Business Hotel Co., Ltd	$8,991	$-
Total	$8,991	$-

NOTE 7. ADVANCE FROM CUSTOMERS

As of September 30, 2024 and 2023, advance from customers consists of the following:

	As of September 30,
	2024	2023
Pre-collected member funds	$461,946	$-
Total	$461,946	$-

As of September 30, 2024, advances from customers totalled $461,946. The Company receives prepayments from customers who subscribe for a membership in the Company’s . These pre-collected member funds can be used by customers to offset purchases of the company’s products.

NOTE 8. DUE TO RELATED PARTIES

Due to related parties consists of the following:

	As of September 30,
Name of related party	2024	2023
Interest-free loan and payment of company expenses:
Beijing Devoter Oriental Co., Ltd.	$9,626	$9,626
Huang Fang	190,855	-
Total	$200,481	$9,626

As of September 30, 2024 and 2023, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of September 30, 2024, the Company owed Huang Fang a balance of $190,855 which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 9. ACCRUED EXPENSES

As of September 30, 2024 and 2023, accrued expenses consisted of:

	As of September 30,
	2024	2023
Audit fee	$60,000	$30,000
Payroll payable	11,052	790
Social security payable	4,346	-
PragerMetis	1,500	-
Vstock Transfer	798	-
Total accrued expenses	$77,696	$30,790

As of September 30, 2024 and 2023, the Company recorded payables to its auditor of $60,000 and $30,000 for services in connection with the Company in the United States.

As of September 30, 2024 and 2023, the Company recorded payroll payable of $11,052 and $790.

As of September 30, 2024, the Company recorded social security payable of $4,346.

As of September 30, 2024, the Company recorded tax filing fees of $1,500.

As of September 30, 2024, the Company recorded agency fee payable of $798.

NOTE 10. OTHER PAYABLES

As of September 30, 2024 and 2023, other payables consist of the following:

	As of September 30,
	2024	2023
Value added tax and surtax	$3,086	$33
Payment on behalf of the company by employee	-	1,206
Total	$3,086	$1,239

NOTE 11. LEASE

On September 1, 2023, Huang Fang, the CEO of the holding company of Tongzhilian, arranged to lease an office for the soon-to-be-established company, and Tongzhilian signed and confirmed the agreement when it was officially established. Under the terms of the agreement, Tongzhilian leased office space (approximately 144 square meters) under an operating lease agreement with Devoter (Beijing) Technology Co., Ltd, and is committed to make lease payments of approximately $44,482 (RMB 324,506) for the period between September 1, 2023 and November 30, 2024. On October 9, 2023, Tongzhilian renewed operating lease agreement for the period from December 1, 2024 to November 30, 2025. Under the terms of the agreement, Tongzhilian committed to make lease payments of approximately $37,000 (RMB 259,605) for that period.

As of September 30, 2024 and 2023, the lease amortization expense was $35,330 and $2,947.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 11. LEASE (continued)

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. Devoter (Beijing) Technology Co., Ltd is a related party of the Tongzhilian.

As of September 30, 2024 and 2023, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

	As of September 30,
	2024	2023
Assets
Right-of-use asset	$6,159	$40,752
Total	$6,159	$40,752

Liabilities
Operating lease liability, current	$6,159	$34,830
Operating lease liability, less current portion	-	5,922
Total	$6,159	$40,752

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending September 30	Operating Leases
2024	$
2025		6,168
Thereafter		-
Total		6,168
Less: imputed interest		9
Total		$6,159

NOTE 12. INCOME TAXES

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 12. INCOME TAXES (continued)

Hong Kong

MGSD HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. MGSD HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was $7,749 accrued for income taxes for the fiscal year ended September 30, 2024.

A reconciliation before income taxes for domestic and foreign locations for the fiscal year ended September 30, 2024 and 2023 is as follows:

	For the years ended September 30,
	2024	2023
United States	$(167,036)	$(30,000)
Foreign	143,975	(10,502)
Before income taxes	$(23,061)	$(40,502)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the years ended September 30,
	2024	2023
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

Taxable income of the PRC company has been increased by $5,625 after excluding non-deductible expenses. The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the years ended September 30,
	2024	2023
Income tax (benefit) at PRC statutory rate	25%	25%
Tax preference	(20)%	(25)%
Effective combined tax rate	5%	0%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MGSD in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations for the fiscal year ended September 30, 2024 and the period from September 7, 2023 to September 30, 2023 of $167,036 and $30,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of $41,378 against the deferred tax assets related to the Company’s United States operations as of September 30, 2024, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by $35,078 for the fiscal year ended September 30, 2024.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND PERIOD FROM SEPTEMBER 7, 2023 TO SEPTEMBER 30, 2023

(AMOUNTS IN US DOLLARS)

NOTE 12. INCOME TAXES (continued)

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	September 30, 2024
China	December 31, 2023

NOTE 13. CONTINGENCIES

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

The Company was not subject to any material loss contingency as of September 30, 2024.

NOTE 14. BASIC AND DILUTED EARNINGS PER SHARE

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

For the year ended September 30,
2024
Numerator:
Net loss attributable to common stockholders	$(30,810)
Denominator:
Basic and diluted weighted-average number of shares outstanding	55,150,820
Net income per share:
Basic and diluted	$(0.0006)

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2024 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2024 for the purposes described in this Item.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of September 30, 2024, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2024.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow. However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the years ended September 30, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the fiscal year ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our directors and executive officers:

Name and Address*	Age	Position/Title
Huang Fang	47	President, Chief Executive Officer, Chairwoman of the Board and Secretary
Shang Jia	31	Chief Financial Officer

*	The business address for all directors and officers is Room 202, Gate 6, Building 9, Yayuan, Anhui Beili, Chaoyang District, Beijing, China 100000.

Huang Fang, President, Chief Executive Officer, Chairwoman of the Board and Secretary

Ms. Huang is our founder and has served as our President, Chief Executive Officer, Chairwoman of the Board and Secretary since the incorporation of the Company. Since September 2023 until now, Ms. Huang has served as President and Chief Executive Officer of the Beijing Tongzhilian Cultural Development Company Limited. Ms. Huang served as President and Chief Executive Officer at Shanghai Maitong Cultural Technology Co., Ltd from 2020 until now. She served as the Chief Executive Officer and director at Devoter Oriental (Beijing) Technology Company Limited from 2019 until now. From 2015 until now, Ms. Huang served as the President and Chief Executive Officer of Beijing Devoter Oriental Co., Ltd. Between 2013 and 2015, she served as director of Beijing Devoter Oriental Cultural Co., Ltd. From 2009 to 2013, she served as supervisor of Beijing Devoter Oriental Cultural Art Co., Ltd. From 1998 to 2000, Ms. Huang served as full time teacher at Hanjiang Normal School. Ms. Huang brings to the Board her expertise in business operations, company development, analysis and oversight, marketing including volume growth/program development, expense control, policy and procedure development and implementation, and process development to facilitate regulatory compliance. She has more than 20 years’ experience in matters of Chinese culture. Ms. Huang was awarded and MBA from the Chinese Academy of Arts in 2007, and majored in dance. She graduated with a Bachelor degree from Wuhan Conservatory of Music in 2002, and majored in musical education. She graduated with a college degree from Central China Normal University in 1998 and majored in musical education. Ms. Huang also obtained a degree in music from Hubei Zhushan Normal School in 1996.

Shang Jia, Chief Financial Officer

Ms. Shang has served as our Chief Financial Officer (“CFO”) since the incorporation of the Company. Shang Jia has been employed as Chief Financial Officer by Beijing Tongzhilian Cultural Development Co., Ltd since the incorporation of that company. From 2017 until October 2023, she served as Chief Financial Officer to Beijing Devoter Oriental Cultural Art Co., Ltd. Ms. Shang was awarded a Master’s degree with a concentration in Finance by University of International Business and Economics in 2020. Ms. Shang was awarded a bachelor’s degree with a major in Accounting by Xi’an Eurasia University in 2016.

There are no family relationships among any of our directors or executive officers.

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until resignation or removal by the board.

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject of, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Audit Committee

Due to the small size of our Board and the early stage of our operations, we have not yet appointed an audit committee, nor have we appointed an audit committee financial expert to our Board of Directors. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one audit committee financial expert, as soon as our resources permit and the complexity of our financial accounting warrants.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently performs the functions of those committees.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Code of Ethics

Due to the small number of members of our management, we do not presently have a code of ethics applicable to management.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on our review of copies of the reports filed with the SEC and the representations of our directors and executive officers, we believe that all reporting requirements pursuant to Section 16(a) of the Securities Exchange Act for fiscal year 2024 were complied with by each person who at any time during the 2024 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our executive officers for services during the fiscal year ended September 30, 2024 and the period from September 7, 2023 to September 30, 2023. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during the year ended September 30, 2024.

Name and Principal	Period Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp.	Non-qualified Deferred Comp. Earnings	All Other Comp.	Total
Position	Sept. 30	($)*	($)	($)	($)	($)	($)	($)	($)
Huang Fang	2024	15,587	-	-	-	-	-	-	15,587
CEO	2023	284	-	-	-	-	-	-	284
Shang Jia	2024	12,417	-	-	-	-	-	-	12,417
CFO	2023	284	-	-	-	-	-	-	284

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Huang Fang. MGSD has entered into a contract dated October 26, 2023 with our CEO, Huang Fang, labelled “Appointment Letter”. The Appointment Letter provides that Ms. Huang will serve on a full-time basis as President, CEO, Chairwoman and Secretary. The Appointment Letter provides for compensation of 10,000 RMB (U.S. $1,371) per month. The Appointment Letter and Ms. Huang’s employment is terminable by either party on 30 days’ notice.

Shang Jia. Tongzhilian has entered to a Labor Contract dated November 1, 2023 with our CFO, Shang Jia. The Labor Contract provides that Ms. Shang will serve as CFO and Accountant for Tongzhilian for the period from November 1, 2023 until October 31, 2026; provided, however, that either party may terminate the Labor Contract on one month’s notice. The Labor Contract provides for fixed compensation of 5,600 RMB (U.S. $768) per month, plus performance-based compensation of 2,400 RMB (U.S. $329) per month.

There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no compensation arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Other Employees. Each of our employees has entered into an employment agreement with Tongzhilian utilizing a standard form of Labor Contract with modifications only as to position and compensation. The contracts all provide for a three years term of employment which may be terminated by either party on one month’s notice, a 40 hours workweek with compensatory rest or pay for overtime service, and such other terms of employment as are required by the Labor Contract Law of the People’s Republic of China.

Compensation of Directors

We have no formal plan for compensating our directors for their services as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our named executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for each person listed in the table is c/o Maitong Sunshine, Room 202, Gate 6, Building 9, Yayuan, Anhui Beili, Chaoyang District, Beijing.

The percentage ownership information shown in the table below is calculated based on 60,000,000 shares of our common stock issued and outstanding as of September 30, 2024. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock (1)	Pre-Offering Percentage Ownership of Common Stock	Post-Offering Percentage Ownership of Common Stock
Directors and Named Executive Officers:
Huang Fang	29,400,000	49.00%	49.00%
Shang Jia	-	-%	-%
All executive officers and directors as a group (2 persons)	29,400,000	49.00%	49.00%

5% or Greater Shareholders:
Liu Huiqin (2)	4,038,000	6.73%	6.73%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Represents shares owned by Inner Mongolia Qianbaichuan Technology Co., Ltd, Liu Huiqin is the controlling shareholder of Inner Mongolia Qianbaichuan Technology Co., Ltd.

There is no contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related Party Balance:

Amounts due to related parties consisted of the following as of the periods indicated:

	For the years ended September 30,
Name of related party	2024	2023
Interest-free loan and payment of company expenses on behalf:
Beijing Devoter Oriental Co., Ltd.	$9,626	$9,626
Huang Fang	190,855	-
Total	$200,481	$9,626

As of September 30, 2024 and 2023, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of September 30, 2024, the Company owed Huang Fang a balance of $190,855 which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd.

Related Party Lease:

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

Payments for subscription receivable:

On September 7, 2023 our shareholders purchased the authorized shares of MGSD-Samoa for $60,000. Our CEO, Huang Fang, funded the purchase by giving MGSD-Samoa her personal promissory note in the amount of $60,000. As of September 30, 2023, the Company had a capital stock subscription receivable of $60,000 due from Huang Fang. During the fiscal year ended September 30, 2024, Ms. Huang had made payments to satisfy the $60,000 note payable to Maitong-Samoa.

Director Independence

None of the members of the Company’s Board of Directors is independent, as “independence” is defined in the Rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

On November 1, 2023, Maitong Sunshine Cultural Development Co., Limited retained the firm of Centurion ZD CPA & Co. to serve as its new independent public accounting firm. On July 17, 2024 the Board of Directors of Maitong Sunshine Cultural Development Co., Limited dismissed Centurion ZD CPA & Co. from its position as the principal independent accountant for Maitong Sunshine Cultural Development Co., Limited. The following table shows the fees that were billed for the audit and other services provided by Centurion ZD CPA & Co. for the fiscal years ended September 30, 2024 and 2023.

	Year Ended September 30,
	2024	2023
Audit fees	$6,000	$30,000
Audit-related fees	$-	$1,500
Tax fees	$-	$-
All other fees	$-	$-

On July 17, 2024, Maitong Sunshine Cultural Development Co., Limited retained the firm of ARK Pro CPA & Co. to serve as its new independent public accounting firm. The following table shows the fees that were billed for the audit and other services provided by ARK Pro CPA & Co. for the fiscal years ended September 30, 2024.

Year Ended September 30,
2024
Audit fees	$64,000
Audit-related fees	-
Tax fees	$-
All other fees	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Articles of Incorporation of Registrant(1)
3.2	Bylaws of Registrant(1)
4(iv)	Description of Common Stock(2)
10.1	Project Cooperation Agreement dated November 10, 2023 between Beijing Tongzhilian Cultural Development Co., Ltd. and Hebei Bailu Business Hotel Co., Ltd.(3)
10.2	Project Agency Cooperation Agreement dated November 10, 2023 between Beijing Tongzhilian Cultural Development Co., Ltd. and Beijing Jiguantong Technology Co., Ltd.(3)
21.1	List of Company Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*****************************

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on December 20, 2023
(2)	Incorporated by reference to the description of the Company’s Common Stock set forth in the Company’s Registration Statement on Form S-1 Amendment Number 4 under the heading “Description of Capital Stock: Common Stock” filed on April 15, 2024.
(3)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 26, 2024

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature	Title	Date

/s/ Huang Fang	Chief Executive Officer	November 25, 2024
Huang Fang	(Principal Executive Officer)

/s/ Shang Jia	Chief Financial Officer	November 25, 2024
Shang Jia	(Principal Financial and Accounting Officer)