Form 10-Q
period 2024-12-31
Maitong Sunshine Cultural Development Co., Ltd
filed 2025-02-14
CIK 2003750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

* * * * *

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	As of December 31,	As of September 30,
	2024	2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,022,727	$698,307
Receivable from payment collection service institution	574	-
Prepayments	42,684	44,352
Other receivables	685	713
Total current assets	1,066,670	743,372
Property and equipment, net	2,404	2,803
Right-of-use assets	32,189	6,159
Total assets	$1,101,263	$752,334

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$5,739	$8,991
Advance from customers	292,308	461,946
Accrued expenses	19,737	77,696
Due to related parties	491,323	200,481
Other payables	3,942	3,086
Income tax payable	105,354	1,724
Operating lease liabilities, current	32,189	6,159
Total current liabilities	950,592	760,083
Total liabilities	950,592	760,083

Equity (Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and September 30, 2024	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,000,000 shares issued and outstanding at December 31, 2024 and September 30, 2024	60,000	60,000
Additional paid-in capital	-	-
Retained Earnings (Accumulated deficit)	95,681	(71,312)
Accumulated other comprehensive income (loss)	(5,010)	3,563
Total stockholders’ equity (deficit)	150,671	(7,749)
Total liabilities and equity (deficit)	$1,101,263	$752,334

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME)

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,
	2024	2023

Revenue	$1,022,155	$123,970
Cost of revenue	642,347	75,839
Gross profit	379,808	48,131

Selling, general and administrative expenses	105,915	100,433
Income from operations	273,893	(52,302)
Other income (expense)	-	(107)
Income before provision for income taxes	273,893	(52,409)
Provision for income taxes	106,900	85
Net income	$166,993	$(52,494)

Comprehensive income:
Net income	$166,993	$(52,494)
Foreign currency translation adjustment	(8,573)	32
Comprehensive income	$158,420	$(52,462)

Basic and diluted eaming per share	$0.0028	$(0.0013)
Weighted average number of shares outstanding	60,000,000	40,708,696

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at September 30, 2023	60,000,000	$60,000	$-	$(60,000)	$(40,502)	$(12)	$(40,514)
Capital subscription received	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(52,494)	-	(52,494)
Foreign currency translation adjustment	-	-	-	-	-	32	32
Balance at December 31, 2023	60,000,000	$60,000	$-	$-	$(92,996)	$20	$(32,976)

	Common stock		Additional	Capital stock	Retained Earnings	Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	(Accumulated Deficit)	Comprehensive Income (Loss)	Equity (Deficit)
Balance at September 30, 2024	60,000,000	$60,000	$-	$-	$(71,312)	$3,563	$(7,749)
Capital subscription received	-	-	-	-	-	-	-
Net profit	-	-	-	-	166,993	-	166,993
Foreign currency translation adjustment	-	-	-	-	-	(8,573)	(8,573)
Balance at December 31, 2024	60,000,000	$60,000	$-	$-	$95,681	$(5,010)	$150,671

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Income before provision for income taxes	$273,893	$(52,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295	105
Operating lease expense	8,930	8,703
Interest expense	93	305
Changes in operating assets and liabilities:
Prepayments	(22)	-
Receivable from payment collection service institution	(583)	-
Accounts payable	(2,945)	-
Customer deposits	(153,915)	-
Other receivable	-	1,155
Accrued expenses	(57,361)	(4,584)
Lease payment	(9,023)	(9,008)
Income tax payable	(1,681)	-
Other payables	990	2,442
Net cash provided by (used in) operating activities	58,671	(53,291)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(3,717)
Net cash (used in) investing activities	-	(3,717)

Cash Flows from Financing Activities
Proceeds from subscription	-	60,000
Loans from related parties	297,665	37,822
Net cash provided by financing activities	297,665	97,822

Effect of exchange rate fluctuation on cash and cash equivalents	(31,916)	721
Net increase in cash and cash equivalents	324,420	41,535

Cash and cash equivalents, beginning of year	698,307	-
Cash and cash equivalents, end of year	$1,022,727	$41,535

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,681	$85
Cash paid for interest expense	$93	$305

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$32,189	$33,135

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Maitong Sunshine Cultural Development Co., Limited (“MGSD”, together as a group with its subsidiaries referred to as “Maitong Sunshine”, “Company”, “us” or “we”) was incorporated in the State of Nevada on October 26, 2023.

MGSD through its operating subsidiary Tongzhilian, which has headquarters in Beijing, China, has provided cultural tourism (including Education Tours and Family Tours). During the recent fiscal quarter Tongzhilian also initiated the sale of gift products, Chinese cultural and creative products, as well as a hotel reservation service. MGSD plans to market arts expositions in the future. The Company currently has 12 full-time employees.

MGSD’s subsidiaries includes:

Maitong Sunshine Cultural Development Co., Limited (Samoa) (“MGSD Samoa”), initially named Oriental Culture Development Co., Limited, was established on September 7, 2023 under the laws of Samoa. On November 27, 2023, MGSD issued 60,000,000 shares of its common stock to the original shareholders of MGSD Samoa, in exchange for 100% of the outstanding shares of MGSD Samoa (the “Share Exchange”).

Maitong Sunshine Cultural Development Co., Limited (Hong Kong) (“MGSD HK”), initially named Oriental Culture Development Co., Limited, was established on September 13, 2023 under the laws of Hong Kong. MGSD Samoa holds a 100% interest in MGSD HK.

Beijing Tongzhilian Cultural Development Co., Limited (“Tongzhilian”) is a privately held Limited Company that was approved on September 13, 2023 and registered on October 11, 2023 in Beijing, China. MGSD HK holds a 100% interest in Tongzhilian.

The transactions summarized above are treated in our financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the four entities has at all times been under the control of Ms. Huang Fang. Therefore, in accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and the entities under common control are presented on a combined basis for all periods. Since all of the subsidiaries were under common control for all periods presented, the results of these subsidiaries are included in the Company’s financial statements for all periods.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

MGSD’s subsidiaries as of December 31, 2024 and 2023 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Maitong Sunshine Cultural Development Co., Limited	Samoa	100	USD	1,000,000
Maitong Sunshine Cultural Development Co., Limited	Hong Kong	100	HKD	10,000
Beijing Tongzhilian Cultural Development Co., Ltd	China	100	HKD	1,000,000

C.	Use of estimates

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

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

For the Three Months Ended December 31,
		2024	2023
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2985/7.7658	7.0798/7.8085
Revenue and expenses	period weighted average	7.1929/7.7744	7.2052/7.8138

E.	Concentration of credit risk

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

For the three months ended December 31, 2024, the company does not have a single customer that accounted for more than 10% of its total revenue. For the three months ended December 31, 2023, the Company had 5 major customers that each accounted for over 10% of its total revenue.

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$-	-	$41,521	33%
Customer B	-	-	16,490	13%
Customer C	-	-	27,483	22%
Customer D	-	-	13,741	11%
Customer E	-	-	16,490	13%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three months ended December 31, 2024 and 2023, the Company had 1 major supplier in each year that accounted for over 10% of its total cost of revenue.

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	-	-	$75,126	99%
Supplier B	$448,120	70%	-	-

F.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements during the three months ended December 31, 2024 and 2023.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company are primarily comprised of cash, receivable from payment collection service institution, prepayments, other receivables, accounts payable, advance from customers, accrued expenses, other payables, income tax payable and due to related parties. As of December 31, 2024 and 2023, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Service Revenue

The Company provides cultural tourism services, small-scale training services and hotel reservation services. The Company’s policy is to recognize revenue at that time the services have been performed.

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

Cost of product sale consists primarily of the cost of product procurement, and other cost to fulfill a contract with a customer

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

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

L.	Cash

As of December 31, 2024, cash consists of bank deposits and deposits in Alipay, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

M.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At December 31, 2024 and September 30, 2024, prepayments consisted of:

	December 31,	September 30,
	2024	2024
Jinjiu International Consulting Services (Beijing) Co., Ltd	$38,364	$39,915
Beijing Shuangjiang Huixin Trading Co., Ltd	748	4,018
Beijing Shengrui Minghua Tea Industry Co., Ltd	-	279
Beijing Yiguanjia Health Technology Co., Ltd	316	140
Shenzhen Huayufeng Technology Co., Ltd	355	-
Lundao Zhuyeqing Tea Industry (Beijing) Co., Ltd	297	-
Dongguan Jiasheng Daily Plastic Products Co., Ltd	362	-
PragerMetis	1,544	-
Vstock Transfer	699	-
Total Prepayments	$42,684	$44,352

NOTE 4. OTHER RECEIVABLES

At December 31, 2024 and September 30, 2024, other receivables consisted of:

	December 31,	September 30,
	2024	2024
Shanghai Ctrip International Travel Agency Co., Ltd	$685	$713
Total other receivables	$685	$713

NOTE 5. RECEIVABLE FROM PAYMENT COLLECTION SERVICE INSTIUTION

 Receivable from payment collection service institution consists of the following:

	December 31, 2024	September 30, 2024
UnionPay Business Co., Ltd. Beijing Branch	$574	$-
Total	$574	$-

As of December 31, 2024 the receivable from payment collection service institution amounted to $574.

NOTE 6. ACCOUNTS PAYABLE

At December 31, 2024 and September 30, 2024, accounts payable consisted of the following:

Name	December 31, 2024	September 30, 2024
Hebei Bailu Business Hotel Co., Ltd	$4,415	$8,991
Others	1,324	-
Total	$5,739	$8,991

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 7. ADVANCE FROM CUSTOMERS

At December 31, 2024 and September 30, 2024, advance from customers consisted of the following:

Name	December 31, 2024	September 30, 2024
Pre-collected member funds	$292,308	$461,946
Total	$292,308	$461,946

As of December 31, 2024 and September 30, 2024, advances from customers totaled $292,308 and 461,946. The Company receives prepayments from customers who subscribe for a membership in the Company. These pre-collected member funds can be used by customers to offset purchases of the company’s products.

NOTE 8. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	December 31, 2024	September 30, 2024
Interest-free loan and payment of company expenses:
Huang Fang	$480,477	$190,855
Beijing Devoter Oriental Co., Ltd.	9,626	9,626
Shanghai Maitong Cultural Technology Co., Ltd	1,220	-
Total	$491,323	$200,481

As of December 31, 2024 and September 30, 2024, the Company owed Huang Fang a balance of $480,477 and $190,855, which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of December 31, 2024 and September 30, 2024, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of December 31, 2024, the Company had a balance of $1,220 due to Shanghai Maitong Cultural Technology Co., Ltd, which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd and she is a major shareholder of Shanghai Maitong Cultural Technology Co., Ltd.

NOTE 9. ACCRUED EXPENSES

At December 31, 2024 and September 30, 2024, accrued expenses consisted of:

	December 31,	September 30,
	2024	2024
Audit fee	$5,000	$60,000
Payroll payable	10,560	11,052
Social security payable	4,177	4,346
PragerMetis	-	1,500
Vstock Transfer	-	798
Total accrued expenses	$19,737	$77,696

As of December 31, 2024 and September 30, 2024, the Company recorded payables to its auditor of $5,000 and $60,000 for services in connection with the audit of the Company’s financial statements for the quarter ended December 31, 2024 and the year ended September 30, 2024.

As of December 31, 2024 and September 30, 2024, the Company recorded payroll payable of $10,560 and $11,052.

As of December 31, 2024, and September 30,2024, the Company recorded social security payable of $4,177 and 4,346.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. OTHER PAYABLES

At December 31, 2024 and September 30, 2024, other payables consisted of:

	December 31,	September 30,
	2024	2024
Value added tax and surtax	$3,942	$3,086
Total	$3,942	$3,086

NOTE 11. LEASE

On September 1, 2023, Huang Fang, the CEO of the holding company of Tongzhilian, arranged to lease an office for the soon-to-be-established company, and Tongzhilian signed and confirmed the agreement when it was officially established. Under the terms of the agreement, Tongzhilian leased office space (approximately 144 square meters) under an operating lease agreement with Devoter (Beijing) Technology Co., Ltd, and was committed to make lease payments of approximately $44,482 (RMB 324,506) for the period between September 1, 2023 and November 30, 2024. On October 9, 2024, Tongzhilian renewed the operating lease agreement for the period from December 1, 2024 to November 30, 2025. Under the terms of the agreement, Tongzhilian committed to make lease payments of approximately $36,000 (RMB 259,605) for that period.

For the three months ended December 31, 2024 and 2023, the lease amortization expense was $8,930 and $8,703, respectively.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. Devoter (Beijing) Technology Co., Ltd is a related party of Tongzhilian.

As of December 31, 2024 and 2023, the Company had the following amounts recorded on the Company’s consolidated balance sheet:

	As of December 31,
	2024	2023
Assets
Right-of-use asset	$32,189	$33,135
Total	$32,189	$33,135

Liabilities
Operating lease liability, current	$32,189	$33,135
Operating lease liability, less current portion	-	-
Total	$32,189	$33,135

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending December 31,
2025	$26,677
Thereafter	5,929
Total	32,606
Less: imputed interest	417
Total	$32,189

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

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

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was $106,900 accrued for income taxes for the three months ended December 31, 2024. Due to the fact that Tongzhilian’s revenue exceeded the upper limit for small-scale taxpayers in this quarter, Tongzhilian has been converted to a general taxpayer. All income for the current tax year (from January 1, 2024, to December 31, 2024) is subject to a corporate income tax rate of 25%. Therefore, the company had accrued an additionally corporate income tax for the period from January to September of 2024 at a rate of 25%, amounting to $29,524.

A reconciliation before income taxes for domestic and foreign locations for the three months ended December 31, 2024 and 2023 is as follows:

	For the Three Months Ended December 31,
	2024	2023
United States	$(34,558)	$(48,739)
Foreign	308,451	(3,670)
Before income taxes	$273,893	$(52,409)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Three Months Ended December 31,
	2024	2023
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 12. INCOME TAXES (continued)

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Three Months Ended December 31,
	2024	2023
Income tax (benefit) at PRC statutory rate	25%	25%
PRC valuation allowance	0%	1%
Tax preference	10%	(20)%
Effective combined tax rate	35%	6%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MGSD in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations during the three months ended December 31, 2024 and 2023 of $34,558 and $48,739. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of $48,635 against the deferred tax assets related to the Company’s United States operations as of December 31, 2024, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by $7,257 for the three months ended December 31, 2024.

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

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED) (AMOUNTS IN US DOLLARS)

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

The Company was not subject to any material loss contingency as of December 31, 2024.

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

	For the Three Months Ended December 31,
	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$166,993	$(52,494)
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,000,000	40,708,696
Net income (loss) per share:
Basic and diluted	$0.0028	$(0.0013)

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2024 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the three months ended December 31, 2024, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table summarizes our operating results for three months ended December 31, 2024 and 2023.

	For the Three Months Ended
	December 31,
	2024	2023	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$1,022,155	$123,970	$898,185	725%
Cost of revenue	642,347	75,839	566,508	747%
Gross Profit	379,808	48,131	331,677	689%
Selling, general and administrative expenses	105,915	100,433	5,482	5%
Income (loss) from operations	273,893	(52,302)	326,195	(624)%
Other income(expense)	-	(107)	107	(100)%
Income before provision for income taxes	273,893	(52,409)	326,302	(632)%
Provision for income taxes	106,900	85	106,815	125,665%
Net Income (Loss)	$166,993	$(52,494)	$219,487	(418)%

Tongzhilian’s revenue was $1,022,155 during the three months ended December 31, 2024. All our revenue was generated by our subsidiary Tongzhilian, which provided its cultural tourism services and product sales throughout the year, and added hotel reservation services during the first quarter of the 2025 fiscal year.

Revenue during the three months ended December 31, 2024 increase by 725% compared to the operating revenue of $123,970 for the three months ended December 31, 2023. Recent revenue was primarily attributable to our sale of products, with 80% of our revenue, or $818,319, during the three months ended December 31, 2024, derived from such sales. The cost of revenue attributable to the sale of products was $515,842, which was our procurement cost for products sold.

During the three months ended December 31, 2024, the remaining 20% of Tongzhilian’s revenue – i.e. $203,836 - arose from its sale of tourism services and hotel reservation services. The cost of service revenue was $126,505, primarily attributable to the costs associated with engaging tour suppliers.

For the three months ended December 31, 2024, we realized a gross profit margin of 37%, as our gross profit amounted to $379,808.

Operating expenses for the three months ended December 31, 2024 consisted primarily of salaries and benefits, office expenses and professional fees. Our $105,915 in operating expenses during this period were primarily attributable to:

●	$18,582 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$49,018 in salaries and benefits,

●	$28,997 in office expenses.

For the reasons described above, our net income for the three months ended December 31, 2024 was $166,993.

Liquidity and Capital Resources

On December 31, 2024, the Company had $1,022,727 in cash and cash equivalents, an increase of $324,420 during the three months then ended. The primary cause of the increase in our cash balance was an increase of $290,842 in the balance of our CEO’s loan to Tongzhilian. The loan from Huang Fang, our CEO, also increased our working capital from a deficit of $16,711 at September 30, 2024 to working capital of $116,078 at December 31, 2024.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations plus additional funds sourced from a public offering and/or debt financing. In the near term, we expect Huang Fang, our President, to continue to provide support, if needed. We do not, however, have any formal agreement with Ms. Huang requiring her to provide financing to the Company nor any method of enforcing our expectation. Therefore, we can provide no assurances that we will be able to generate sufficient cash flows from operations and/or obtain additional financing on terms satisfactory to us, if at all.

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended December 31, 2024 and 2023.

	For the Years Ended December 31,		Change
	2024	2023	$
Net cash provided by (used in) operating activities	$58,671	$(53,291)	$111,962
Net cash (used in) Investing activities	-	(3,717)	3,717
Net cash provided by financing activities	297,665	97,822	199,843
Effect of exchange rate fluctuation on cash and cash equivalents	(31,916)	721	(32,637)
Net increase in cash and cash equivalents	324,420	41,535	282,885
Cash and cash equivalents, beginning of period	698,307	-	698,307
Cash and cash equivalents, end of period	$1,022,727	$41,535	$981,192

During the three months ended December 31, 2024, our operations provided net cash of $58,671. The primary factors contributing to this increase in cash was our net income for the quarter. These benefits were partially offset, however, by the effects of a membership program that we initiated during the last fiscal year, in which we offered members discounts on tours in exchange for their deposit of funds to be applied to future tours and product purchases. At September 30, 2024 the deposits totaled $461,946 and were recorded on our balance sheet at “Advances from Customers”. During the three months ended December 31, 2024, the balance of our Advances from Customers account fell by $153,915 as customers applied their deposits to the purchase of products. This use of prepayments to fund current sales resulted in a reduction in the cash provided by our operations during the three months ended December 31, 2024.

Our financing activities during the three months ended December 31, 2024 generated $297,665. This represented additional interest-free loans made by our CEO, Huang Fang, and her affiliate entity. For the three months ended December 31, 2023, our financing activities generated $97,822, consisting of a $37,822 interest-free loan from Huang Fang and her affiliate entity and a $60,000 contributed by Huang Fang to fund our shareholders’ subscriptions.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of December 31, 2024 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended December 31, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on November 25, 2024.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2024, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2024.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature	Title	Date

/s/ Huang Fang	Chief Executive Officer	February 14, 2025
Huang Fang	(Principal Executive Officer)

/s/ Shang Jia	Chief Financial Officer	February 14, 2025
Shang Jia	(Principal Financial and Accounting Officer)