Form 10-Q
period 2025-03-31
Maitong Sunshine Cultural Development Co., Ltd
filed 2025-05-14
CIK 2003750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

As of the date of filing of this report, there were outstanding 60,500,000 shares of the issuer’s common stock, par value $0.001 per share.

* * * * *

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	As of March 31,	As of September 30,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$577,058	$698,307
Prepayments	170,516	44,352
Other receivables	2,092	713
Inventories	259	-
Total current assets	749,925	743,372
Property and equipment, net	2,125	2,803
Right-of-use assets	23,632	6,159
Total assets	$775,682	$752,334

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$-	$8,991
Advance from customers	242,794	461,946
Accrued expenses	20,798	77,696
Due to related parties	386,139	200,481
Other payables	79	3,086
Income tax payable	-	1,724
Operating lease liabilities, current	23,632	6,159
Total current liabilities	673,442	760,083
Total liabilities	673,442	760,083

Equity (Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and September 30, 2024	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,500,000 and 60,000,000 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	60,500	60,000
Additional paid-in capital	74,500	-
Retained Earnings (Accumulated deficit)	(29,585)	(71,312)
Accumulated other comprehensive income (loss)	(3,175)	3,563
Total stockholders’ equity (deficit)	102,240	(7,749)
Total liabilities and equity (deficit)	$775,682	$752,334

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME)

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024

Revenue	$71,892	$140,986	$1,094,047	$264,956
Cost of revenue	44,878	85,911	687,225	161,750
Gross profit	27,014	55,075	406,822	103,206

Selling, general and administrative expenses	152,280	79,701	258,195	180,134
Income from operations	(125,266)	(24,626)	148,627	(76,928)
Other income (expense)	-	-	-	(107)
Income before provision for income taxes	(125,266)	(24,626)	148,627	(77,035)
Provision for income taxes	-	282	106,900	367
Net income	$(125,266)	$(24,908)	$41,727	$(77,402)

Comprehensive income:
Net income	$(125,266)	$(24,908)	$41,727	$(77,402)
Foreign currency translation adjustment	1,835	(11)	(6,738)	21
Comprehensive income	$(123,431)	$(24,919)	$34,989	$(77,381)

Basic and diluted earnings per share	$(0.0021)	$(0.0004)	$0.0007	$(0.0015)
Weighted average number of shares outstanding	60,188,889	60,000,000	60,093,407	50,301,639

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at September 30, 2023	60,000,000	$60,000	$-	$(60,000)	$(40,502)	$(12)	$(40,514)
Capital subscription received	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(52,494)	-	(52,494)
Foreign currency translation adjustment	-	-	-	-	-	32	32
Balance at December 31, 2023	60,000,000	$60,000	$-	$-	$(92,996)	$20	$(32,976)
Net loss	-	-	-	-	(24,908)	-	(24,908)
Foreign currency translation adjustment	-	-	-	-	-	(11)	(11)
Balance at March 31, 2024	60,000,000	$60,000	$-	$-	$(117,904)	$9	$(57,895)

	Common stock		Additional	Capital stock	Retained Earnings	Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	(Accumulated Deficit)	Comprehensive Income (Loss)	Equity (Deficit)
Balance at September 30, 2024	60,000,000	$60,000	$-	$-	$(71,312)	$3,563	$(7,749)
Net profit	-	-	-	-	166,993	-	166,993
Foreign currency translation adjustment	-	-	-	-	-	(8,573)	(8,573)
Balance at December 31, 2024	60,000,000	$60,000	$-	$-	$95,681	$(5,010)	$150,671
Net profit (loss)	-	-	-	-	(125,266)	-	(125,266)
Shares issued	500,000	500	74,500	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	1,835	1,835
Balance at March 31, 2025	60,500,000	$60,500	$74,500	$-	$(29,585)	$(3,175)	$102,240

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Six Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Income before provision for income taxes	$148,627	$(77,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586	401
Operating lease expense	17,649	17,535
Interest expense	298	536
Shares Compensation	75,000	-
Changes in operating assets and liabilities:
Prepayments	(128,098)	(38,982)
Inventories	(260)	-
Accounts payable	(8,721)	-
Customer deposits	(204,407)	-
Other receivables	(1,408)	1,159
Accrued expenses	(56,383)	(15,319)
Lease payment	(17,948)	(18,071)
Income tax payable	(107,990)	-
Other payables	(2,914)	2,192
Net cash provided by (used in) operating activities	(285,969)	(127,584)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(3,729)
Net cash (used in) investing activities	-	(3,729)

Cash Flows from Financing Activities
Proceeds from subscription	-	60,000
Loans from related parties	189,300	94,056
Net cash provided by financing activities	189,300	154,056

Effect of exchange rate fluctuation on cash and cash equivalents	(24,580)	(64)
Net increase (decrease) in cash and cash equivalents	(121,249)	22,679

Cash and cash equivalents, beginning of year	698,307	-
Cash and cash equivalents, end of period	$577,058	$22,679

Supplemental disclosure of cash flow information
Cash paid for income taxes	$107,990	$367
Cash paid for interest expense	$298	$536

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$23,632	$23,725

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Maitong Sunshine Cultural Development Co., Limited (“MGSD”, together as a group with its subsidiaries referred to as “Maitong Sunshine”, “Company”, “us” or “we”) was incorporated in the State of Nevada on October 26, 2023.

MGSD through its operating subsidiary Tongzhilian, which has headquarters in Beijing, China, has provided cultural tourism (including Education Tours and Family Tours) and the sale of gift products, Chinese cultural and creative products, as well as a hotel reservation service. MGSD plans to market arts expositions in the future. The Company currently has 12 full-time employees.

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

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

MGSD’s subsidiaries as of March 31, 2025 are listed as follows:

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

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended March 31,		For the Six Months Ended March 31,
		2025	2024	2025	2024
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2579/7.7793	7.2221/7.8253	7.2579/7.7793	7.2221/7.8253
Revenue and expenses	period weighted average	7.2725/7.7801	7.1602/7.8203	7.2323/7.7772	7.1828/7.8170

E.	Concentration of credit risk

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

For the six months ended March 31, 2025, the Company did not have a single customer that accounted for more than 10% of its total revenue. For the six months ended March 31, 2024, the Company had 4 major customers that each accounted for over 10% of its total revenue.

	For the Six Months Ended March 31, 2025		For the Six Months Ended March 31, 2024
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$-	-	$52,380	20%
Customer B	-	-	41,651	16%
Customer C	-	-	34,461	13%
Customer D	-	-	27,569	10%

For the three months ended March 31, 2025, the Company did not have a single customer that accounted for more than 10% of its total revenue. For the three months ended March 31, 2024, the Company had 4 major customers that each accounted for over 10% of its total revenue.

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$-	-	$52,524	37%
Customer B	-	-	34,555	25%
Customer C	-	-	24,880	18%
Customer D	-	-	19,351	14%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the six months ended March 31, 2025 and 2024, the Company had 1 major supplier in each year that accounted for over 10% of its total cost of revenue.

	For the Six Months Ended March 31, 2025		For the Six Months Ended March 31, 2024
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	$472,593	69%	$-	-
Supplier B	-	-	160,564	99%

For the three months ended March 31, 2025 and 2024, the Company had 2 and 1 major supplier in each year that accounted for over 10% of its total cost of revenue.

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	$-	-	$85,439	99%
Supplier B	24,473	55%	-	-
Supplier C	5,512	12%	-	-

F.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements during the six months ended March 31, 2025 and 2024.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company are primarily comprised of cash, receivable from payment collection service institution, prepayments, other receivables, accounts payable, advance from customers, accrued expenses, other payables, income tax payable and due to related parties. As of March 31, 2025 and 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

As of March 31, 2025, cash consists of bank deposits and deposits in Alipay, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

M.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At March 31, 2025 and September 30, 2024, prepayments consisted of:

	March 31,	September 30,
	2025	2024
Shenzhen Hongyuexing Technology Co., Ltd	$68,890	$-
Hainan Wanshishunda Technology Co., Ltd	41,334	-
Jinjiu International Consulting Services (Beijing) Co., Ltd	38,579	39,915
Hainan Jintongyuan Technology Co., Ltd	20,667	-
Beijing Shuangjiang Huixin Trading Co., Ltd	9	4,018
Beijing Shengrui Minghua Tea Industry Co., Ltd	-	279
Beijing Yiguanjia Health Technology Co., Ltd	71	140
Others	966	-
Total Prepayments	$170,516	$44,352

NOTE 4. OTHER RECEIVABLES

At March 31, 2025 and September 30, 2024, other receivables consisted of:

	March 31,	September 30,
	2025	2024
Shanghai Ctrip International Travel Agency Co., Ltd	$689	$713
Receivable from UnionPay Business Co., Ltd. Beijing Branch (payment collection service institution)	1,403	-
Total other receivables	$2,092	$713

NOTE 5. INVENTORIES

At March 31, 2025 and September 30, 2024, Inventories consisted of the following:

	March 31, 2025	September 30, 2024
Inventories	$259	$-
Total	$259	$-

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. ADVANCE FROM CUSTOMERS

At March 31, 2025 and September 30, 2024, advance from customers consisted of the following:

Name	March 31, 2025	September 30, 2024
Pre-collected member funds	$242,794	$461,946
Total	$242,794	$461,946

As of March 31, 2025 and September 30, 2024, advances from customers totaled $242,794 and 461,946. The Company receives prepayments from customers who subscribe for a membership in the Company. These pre-collected member funds can be used by customers to offset purchases of the company’s products.

NOTE 7. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	March 31, 2025	September 30, 2024
Interest-free loan and payment of company expenses:
Huang Fang	$375,293	$190,855
Beijing Devoter Oriental Co., Ltd.	9,626	9,626
Shanghai Maitong Cultural Technology Co., Ltd	1,220	-
Total	$386,139	$200,481

As of March 31, 2025 and September 30, 2024, the Company owed Huang Fang a balance of $375,293 and $190,855, which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of March 31, 2025 and September 30, 2024, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of March 31, 2025, the Company had a balance of $1,220 due to Shanghai Maitong Cultural Technology Co., Ltd, which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd and she is a major shareholder of Shanghai Maitong Cultural Technology Co., Ltd.

NOTE 8. ACCRUED EXPENSES

At March 31, 2025 and September 30, 2024, accrued expenses consisted of:

	March 31,	September 30,
	2025	2024
Audit fee	$6,000	$60,000
Payroll payable	10,598	11,052
Social security payable	4,200	4,346
PragerMetis	-	1,500
Vstock Transfer	-	798
Total accrued expenses	$20,798	$77,696

As of March 31, 2025 and September 30, 2024, the Company recorded payables to its auditor of $6,000 and $60,000 for services in connection with the audit of the Company’s financial statements for the quarter ended March 31, 2025 and the year ended September 30, 2024.

As of March 31, 2025 and September 30, 2024, the Company recorded payroll payable of $10,598 and $11,052.

As of March 31, 2025, and September 30,2024, the Company recorded social security payable of $4,200 and 4,346.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 9. OTHER PAYABLES

At March 31, 2025 and September 30, 2024, other payables consisted of:

	March 31,	September 30,
	2025	2024
Value added tax and surtax	$79	$3,086
Total	$79	$3,086

NOTE 10. LEASE

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

For the six months ended March 31, 2025 and 2024, the lease amortization expense was $17,649 and $17,535, respectively.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. For this reason, Devoter (Beijing) Technology Co., Ltd is a related party of Tongzhilian.

As of March 31, 2025 and September 30, 2024, the Company had the following amounts with respect to its lease recorded on the Company’s consolidated balance sheet:

	As of
	March 31, 2025	September 30, 2024
Assets
Right-of-use asset	$23,632	$6,159
Total	$23,632	$6,159

Liabilities
Operating lease liability, current	$23,632	$6,159
Operating lease liability, less current portion	-	-
Total	$23,632	$6,159

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending March 31,
2025	$17,885
Thereafter	5,961
Total	23,846
Less: imputed interest	214
Total	$23,632

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 11. INCOME TAXES

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

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. Due to the fact that Tongzhilian’s revenue exceeded the upper limit for small-scale taxpayers in last quarter, Tongzhilian has been converted to a general taxpayer. All income for the last tax year (from January 1, 2024, to December 31, 2024) is subject to a corporate income tax rate of 25%. Therefore, the company had accrued additional corporate income tax for the period from January to September of 2024 at a rate of 25%, amounting to $29,524.

A reconciliation of income before income taxes for domestic and foreign locations for the six months ended March 31, 2025 and 2024 is as follows:

	For the Six Months Ended March 31,
	2025	2024
United States	$(126,665)	$(69,242)
Foreign	275,292	(7,793)
Before income taxes	$148,627	$(77,035)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Six Months Ended March 31,
	2025	2024
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 11. INCOME TAXES (continued)

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Six Months Ended March 31,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
PRC valuation allowance	2.8%	39%
Tax preference	10.6%	(51)%
Effective combined tax rate	38.4%	13%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MGSD in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations during the six months ended March 31, 2025 and 2024 of $126,665 and $69,242. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of $67,977 against the deferred tax assets related to the Company’s United States operations as of March 31, 2025, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by $26,600 for the six months ended March 31, 2025.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 12. CONTINGENCIES

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

The Company was not subject to any material loss contingency as of March 31, 2025.

NOTE 13. BASIC AND DILUTED EARNINGS PER SHARE

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

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(125,266)	$(24,908)
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,188,889	60,000,000
Net income (loss) per share:
Basic and diluted	$(0.0021)	$(0.0004)

	For the Six Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$41,727	$(77,402)
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,093,407	50,301,639
Net income (loss) per share:
Basic and diluted	$0.0007	$(0.0015)

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2025 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the six months ended March 31, 2025, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes our operating results for three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$71,892	$140,986	$(69,094)	(49)%
Cost of revenue	44,878	85,911	(41,033)	(48)%
Gross Profit	27,014	55,075	(28,061)	(51)%
Selling, general and administrative expenses	152,280	79,701	72,579	91%
Income (loss) from operations	(125,266)	(24,626)	(100,640)	409%
Other income(expense)	-	-	-	-
Income before provision for income taxes	(125,266)	(24,626)	(100,640)	409%
Provision for income taxes	-	282	(282)	(100)%
Net Income (Loss)	$(125,266)	$(24,908)	$(100,358)	403%

Tongzhilian’s revenue was $71,892 during the three months ended March 31, 2025. All our revenue was generated by our subsidiary Tongzhilian, which provided its cultural tourism services, hotel reservation services and product sales throughout the period.

Revenue during the three months ended March 31, 2025 decrease by 49% compared to the operating revenue of $140,986 for the three months ended March 31, 2024. Recent revenue was primarily attributable to our sale of products, with 92% of our revenue, or $66,401, during the three months ended March 31, 2025, derived from such sales. The cost of revenue attributable to the sale of products was $41,264, which was our procurement cost for products sold.

During the three months ended March 31, 2025, the remaining 8% of Tongzhilian’s revenue – i.e. $5,491 - arose from its sale of tourism services and hotel reservation services. The cost of service revenue was $3,614, primarily attributable to the costs associated with engaging tour suppliers.

For the three months ended March 31, 2025, we realized a gross profit margin of 38%, as our gross profit amounted to $27,014.

In the three months ended March 31, 2025, our total revenue experienced a significant decline of 93% when compared to the operating revenue of $1,022,155 recorded in the three months ended December 31, 2024. This disparity can primarily be attributed to the surge in sales of products during the three months ended December 31, 2024 in anticipation of New Year and the Chinese Spring Festival that commenced in January.

Operating expenses for the three months ended March 31, 2025 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $152,280 in operating expenses during this period were primarily attributable to:

●	$7,000 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$48,450 in salaries and benefits,

●	$87,614 in office expenses, which included $75,000 represented by the fair value of 500,000 shares of the Company’s common stock that we issued to StockVest in exchange for investor and public relations services.

●	$8,719 in Rentals and leases.

For the reasons described above, our net loss for the three months ended March 31, 2025 was $125,266.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

The following table summarizes our operating results for six months ended March 31, 2025 and 2024.

	For the Six Months Ended
	March 31,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$1,094,047	$264,956	$829,091	313%
Cost of revenue	687,225	161,750	525,475	325%
Gross Profit	406,822	103,206	303,616	294%
Selling, general and administrative expenses	258,195	180,134	78,061	43%
Income (loss) from operations	148,627	(76,928)	225,555	(293)%
Other income(expense)	-	(107)	107	(100)%
Income before provision for income taxes	148,627	(77,035)	225,662	(293)%
Provision for income taxes	106,900	367	106,533	29,028%
Net Income (Loss)	$41,727	$(77,402)	$119,129	(154)%

Tongzhilian’s revenue was $1,094,047 during the six months ended March 31, 2025. All our revenue was generated by our subsidiary Tongzhilian, which provided its cultural tourism services, hotel reservation services and product sales throughout the period.

Revenue during the six months ended March 31, 2025 increase by 313% compared to the operating revenue of $264,956 for the six months ended March 31, 2024. Recent revenue was primarily attributable to our sale of products, with 81% of our revenue, or $884,720, during the six months ended March 31, 2025, derived from such sales. The cost of revenue attributable to the sale of products was $557,106, which was our procurement cost for products sold.

During the six months ended March 31, 2025, the remaining 19% of Tongzhilian’s revenue – i.e. $209,327 - arose from its sale of tourism services and hotel reservation services. The cost of service revenue was $130,119, primarily attributable to the costs associated with engaging tour suppliers.

For the six months ended March 31, 2025, we realized a gross profit margin of 37%, as our gross profit amounted to $406,822.

Operating expenses for the six months ended March 31, 2025 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $258,195 in operating expenses during this period were primarily attributable to:

●	$25,582 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$97,468 in salaries and benefits,

●	$116,611 in office expenses, including the $75,000 of stock compensation described above.

●	$17,649 in Rentals and leases.

For the reasons described above, our net income for the six months ended March 31, 2025 was $41,727.

Liquidity and Capital Resources

On March 31, 2025, the Company had $577,058 in cash and cash equivalents, a decrease of $121,249 during the six months then ended. The primary cause of the decrease in our cash balance was an increase of $126,164 in the balance to prepaid supplier and a decrease of $219,152 in the balance of advance from customers.

The balance of the loan to the Company from Huang Fang, our CEO, increased by $185,658 during the six months ended March 31, 2025. Nevertheless, we improved our working capital from a deficit of $16,711 at September 30, 2024 to working capital of $76,483 at March 31, 2025 by reducing the advance from customer balance by $219,152 as our obligations to members were settled through sales.

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

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended March 31, 2025 and 2024.

	For the Six Months Ended March 31,		Change
	2025	2024	$
Net cash provided by (used in) operating activities	$(285.969)	$(127,584)	$(158,385)
Net cash (used in) Investing activities	-	(3,729)	3,729
Net cash provided by financing activities	189,300	154,056	35,244
Effect of exchange rate fluctuation on cash and cash equivalents	(24,580)	(64)	(24,516)
Net increase in cash and cash equivalents	(121,249)	22,679	(143,928)
Cash and cash equivalents, beginning of period	698,307	-	698,307
Cash and cash equivalents, end of period	$577,058	$22,679	$554,379

During the six months ended March 31, 2025, our operations used net cash of $285,969. The main reason for the net cash outflow in the operations is that although the business achieved a net income of $41,727, prepayments increased by $128,098 and advance from customers decreased by $204,407 as customers applied their deposits to the purchase of products.

Our financing activities during the six months ended March 31, 2025 generated $189,300. This reflects an additional $189,300 in interest-free loans provided to the Company by our CEO, Huang Fang, and her affiliate entity. For the six months ended March 31, 2024, our financing activities generated $154,056, consisting of a $94,056 interest-free loan from Huang Fang and her affiliate entity and a $60,000 contributed by Huang Fang to fund our shareholders’ subscriptions.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of March 31, 2025 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended March 31, 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2025, the Company recorded one sales of unregistered shares:

On February 25, 2025, the Company issued a total of 500,000 shares with a fair value on the grant date of $0.15 per share to a company in exchange for a market awareness campaign and various public and investor relations services. The shares were sold in a private offering to an investor that was acquiring the shares for its own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended March 31, 2025.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

	Signature	Title	Date

By:	/s/ Huang Fang	Chief Executive Officer	May 14, 2025
	Huang Fang	(Principal Executive Officer)

By:	/s/ Shang Jia	Chief Financial Officer	May 14, 2025
	Shang Jia	(Principal Financial and Accounting Officer)