Form 10-Q
period 2025-06-30
Maitong Sunshine Cultural Development Co., Ltd
filed 2025-08-20
CIK 2003750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	As of	As of
	June 30,	September 30,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$249,692	$698,307
Prepayments	172,064	44,352
Other receivables	2,952	713
Inventories	263	-
Total current assets	424,971	743,372
Property and equipment, net	1,858	2,803
Right-of-use assets	15,033	6,159
Total assets	$441,862	$752,334

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$-	$8,991
Advance from customers	155,452	461,946
Accrued expenses	21,082	77,696
Due to related parties	181,410	200,481
Other payables	4,148	3,086
Income tax payable	-	1,724
Operating lease liabilities, current	15,033	6,159
Total current liabilities	377,125	760,083
Total liabilities	377,125	760,083

Equity (Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and September 30, 2024	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,500,000 and 60,000,000 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	60,500	60,000
Additional paid-in capital	74,500	-
Retained Earnings (Accumulated deficit)	(71,303)	(71,312)
Accumulated other comprehensive income (loss)	1,040	3,563
Total stockholders’ equity (deficit)	64,737	(7,749)
Total liabilities and equity (deficit)	$441,862	$752,334

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME)

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$82,485	$260,916	$1,176,532	$525,872
Cost of revenue	48,453	90,569	735,678	252,319
Gross profit	34,032	170,347	440,854	273,553

Selling, general and administrative expenses	75,750	71,006	333,945	251,140
Income from operations	(41,718)	99,341	106,909	22,413
Other income (expense)	-	-	-	107
Income before provision for income taxes	(41,718)	99,341	106,909	22,306
Provision for income taxes	-	5,662	106,900	6,029
Net income / (loss)	$(41,718)	$93,679	$9	$16,277

Comprehensive income:
Net income	$(41,718)	$93,679	$9	$16,277
Foreign currency translation adjustment	4,215	(394)	(2,524)	(373)
Comprehensive income	$(37,503)	$93,285	$(2,515)	$15,904

Basic and diluted earnings per share	$(0.0007)	$0.0016	$-	$0.0003
Weighted average number of shares outstanding	60,500,000	60,000,000	60,228,938	53,522,628

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at September 30, 2023	60,000,000	$60,000	$-	$(60,000)	$(40,502)	$(12)	$(40,514)
Capital subscription received	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(52,494)	-	(52,494)
Foreign currency translation adjustment	-	-	-	-	-	32	32
Balance at December 31, 2023	60,000,000	$60,000	$-	$-	$(92,996)	$20	$(32,976)
Net loss	-	-	-	-	(24,908)	-	(24,908)
Foreign currency translation adjustment	-	-	-	-	-	(11)	(11)
Balance at March 31, 2024	60,000,000	$60,000	$-	$-	$(117,904)	$9	$(57,895)
Net loss	-	-	-	-	93,679	-	93,679
Foreign currency translation adjustment	-	-	-	-	-	(394)	(394)
Balance at June 30, 2024	60,000,000	$60,000	$-	$-	$(24,225)	$(385)	$35,390

	Common stock		Additional	Capital stock	Retained Earnings	Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	(Accumulated Deficit)	Comprehensive Income (Loss)	Equity (Deficit)
Balance at September 30, 2024	60,000,000	$60,000	$-	$-	$(71,312)	$3,563	$(7,749)
Net profit	-	-	-	-	166,993	-	166,993
Foreign currency translation adjustment	-	-	-	-	-	(8,573)	(8,573)
Balance at December 31, 2024	60,000,000	$60,000	$-	$-	$95,681	$(5,010)	$150,671
Net profit (loss)	-	-	-	-	(125,266)	-	(125,266)
Shares issued	500,000	500	74,500	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	1,835	1,835
Balance at March 31, 2025	60,500,000	$60,500	$74,500	$-	$(29,585)	$(3,175)	$102,240
Net profit (loss)	-	-	-	-	(41,718)	-	(41,718)
Shares issued	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	4,215	4,215
Balance at June 30, 2025	60,500,000	60,500	74,500	-	(71,303)	1,040	64,737

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Nine Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$9	$16,277
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875	694
Operating lease expense	26,339	26,346
Interest expense	422	689
Shares Compensation	75,000	-
Changes in operating assets and liabilities:
Prepayments	(126,599)	(38,878)
Inventories	(258)	-
Accounts payable	-	-
Customer deposits	(292,566)	-
Other receivables	(2,218)	462
Accrued expenses	(56,305)	(13,667)
Lease payment	(26,761)	(27,035)
Income tax payable	(107,393)	5,693
Other payables	1,107	(15,722)
Net cash provided by (used in) operating activities	(508,348)	(45,141)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(3,719)
Net cash (used in) investing activities	-	(3,719)

Cash Flows from Financing Activities
Proceeds from subscription	-	60,000
Loans from related parties	(14,922)	166,294
Net cash provided by financing activities	(14,922)	226,294

Effect of exchange rate fluctuation on cash and cash equivalents	74,655	(901)
Net increase (decrease) in cash and cash equivalents	(448,615)	176,533

Cash and cash equivalents, beginning of year	698,307	-
Cash and cash equivalents, end of period	$249,692	$176,533

Supplemental disclosure of cash flow information
Cash paid for income taxes	$107,990	$367
Cash paid for interest expense	$298	$689

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$15,033	$14,799

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

MGSD’s subsidiaries as of June 30, 2025 are listed as follows:

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

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended June 30,		For the Nine Months Ended June 30,
		2025	2024	2025	2024
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.1586/7.8498	7.2675/7.8081	7.1586/7.8498	7.2675/7.8081
Revenue and expenses	period weighted average	7.1828/7.7849	7.2407/7.8175	7.2725/7.7801	7.2020/7.8172

E.	Concentration of credit risk

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

For the nine months ended June 30, 2025, the Company did not have a single customer that accounted for more than 10% of its total revenue. For the nine months ended June 30, 2024, the Company had 3 major customers that each accounted for over 10% of its total revenue.

	For the Nine Months Ended June 30, 2025		For the Nine Months Ended June 31, 2024
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$-	-	$154,462	29%
Customer B	-	-	129,220	25%
Customer C	-	-	52,380	10%

For the three months ended June 30, 2025, the Company did not have a single customer that accounted for more than 10% of its total revenue. For the three months ended June 30, 2024, the Company had 2 major customers that each accounted for over 10% of its total revenue.

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$-	-	$129,220	50%
Customer B	-	-	112,811	43%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the nine months ended June 30, 2025 and 2024, the Company had 1 major supplier in each year that accounted for over 10% of its total cost of revenue.

	For the Nine Months Ended June 30, 2025		For the Nine Months Ended June 30, 2024
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	$545,186	70%	$160,564	64%
Supplier B	-	-	73,335	29%

For the three months ended June 30, 2025 and 2024, the Company had 2 and 1 major supplier in each year that accounted for over 10% of its total cost of revenue.

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue		Percentage of Cost of revenue

Supplier A	$-	-	$
Supplier B	24,985	53%		73,335	81%
Supplier C	6,014	13%		-	-

F.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ended June 30, 2025 and 2024.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company are primarily comprised of cash, receivable from payment collection service institution, prepayments, other receivables, accounts payable, advance from customers, accrued expenses, other payables, income tax payable and due to related parties. As of June 30, 2025 and 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

As of June 30, 2025, cash consists of bank deposits and deposits in Alipay, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

M.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At June 30, 2025 and September 30, 2024, prepayments consisted of:

	June 30,	September 30,
	2025	2024
Hainan Jintongyuan Technology Co., Ltd.	$20,954	$-
Beijing Shuangjiang Huixin Trading Co., Ltd.	(274)	4,018
Beijing Yijiaguan Health Technology Co., Ltd.	46	140
Shenzhen Huayufeng Technology Co., Ltd.	(419)	-
Dongguan Jiasheng Daily Use Plastic Products Co., Ltd.	191	-
Hainan Wanshishundada Technology Co., Ltd.	41,908	-
Shenzhen Hongyuexing Technology Co., Ltd.	69,846	-
Jinjiu International Consulting Service (Beijing) Co., Ltd.	39,114	39,915
Others	698	279
Total Prepayments	$172,064	$44,352

NOTE 4. OTHER RECEIVABLES

At June 30, 2025 and September 30, 2024, other receivables consisted of:

	June 30,	September 30,
	2025	2024
Shanghai Ctrip International Travel Agency Co., Ltd	$698	$713
Receivable from UnionPay Business Co., Ltd. Beijing Branch (payment collection service institution)	2,254	-
Total other receivables	$2,952	$713

NOTE 5. INVENTORIES

At June 30, 2025 and September 30, 2024, Inventories consisted of the following:

	June 30, 2025	September 30, 2024
Inventories	$263	$-
Total	$263	$-

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. ADVANCE FROM CUSTOMERS

At June 30, 2025 and September 30, 2024, advance from customers consisted of the following:

Name	June 30, 2025	September 30, 2024
Pre-collected member funds	$155,452	$461,946
Total	$155,452	$461,946

As of June 30, 2025 and September 30, 2024, advances from customers totaled $155,452 and 461,946. The Company receives prepayments from customers who subscribe for a membership in the Company. These pre-collected member funds can be used by customers to offset purchases of the company’s products.

NOTE 7. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	June 30, 2025	September 30, 2024
Interest-free loan and payment of company expenses:
Huang Fang	$170,564	$190,855
Beijing Devoter Oriental Co., Ltd.	9,626	9,626
Shanghai Maitong Cultural Technology Co., Ltd	1,220	-
Total	$181,410	$200,481

As of June 30, 2025 and September 30, 2024, the Company owed Huang Fang a balance of $170,564 and $190,855, which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of June 30, 2025 and September 30, 2024, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of June 30, 2025, the Company had a balance of $1,220 due to Shanghai Maitong Cultural Technology Co., Ltd, which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd and she is a major shareholder of Shanghai Maitong Cultural Technology Co., Ltd.

NOTE 8. ACCRUED EXPENSES

At June 30, 2025 and September 30, 2024, accrued expenses consisted of:

	June 30,	September 30,
	2025	2024
Audit fee	$6,000	$60,000
Payroll payable	10,823	11,052
Social security payable	4,259	4,346
PragerMetis	-	1,500
Vstock Transfer	-	798
Total accrued expenses	$21,082	$77,696

As of June 30, 2025 and September 30, 2024, the Company recorded payables to its auditor of $6,000 and $60,000 for services in connection with the audit of the Company’s financial statements for the quarter ended June 30, 2025 and the year ended September 30, 2024.

As of June 30, 2025 and September 30, 2024, the Company recorded payroll payable of $10,823 and $11,052.

As of June 30, 2025, and September 30,2024, the Company recorded social security payable of $4,259 and 4,346.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 9. OTHER PAYABLES

At June 30, 2025 and September 30, 2024, other payables consisted of:

	June 30,	September 30,
	2025	2024
Value added tax and surtax	$4,148	$3,086
Total	$4,148	$3,086

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

For the Nine months ended June 30, 2025 and 2024, the lease amortization expense was $17,649 and $17,535, respectively.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. For this reason, Devoter (Beijing) Technology Co., Ltd is a related party of Tongzhilian.

As of June 30, 2025 and September 30, 2024, the Company had the following amounts with respect to its lease recorded on the Company’s consolidated balance sheet:

	As of
	June 30, 2025	September 30, 2024
Assets
Right-of-use asset	$15,033	$6,159
Total	$15,033	$6,159

Liabilities
Operating lease liability, current	$15,033	$6,159
Operating lease liability, less current portion	-	-
Total	$15,033	$6,159

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending June 30,
2025	$9,066
Thereafter	6,044
Total	15,110
Less: imputed interest	77
Total	$15,033

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. Due to the fact that Tongzhilian’s revenue exceeded the upper limit for small-scale taxpayers in the second quarter, Tongzhilian has been converted to a general taxpayer. All income for the last tax year (from January 1, 2024, to December 31, 2024) is subject to a corporate income tax rate of 25%. Therefore, the company had accrued additional corporate income tax for the period from January to September of 2024 at a rate of 25%, amounting to $29,524.

A reconciliation of income before income taxes for domestic and foreign locations for the nine months ended June 30, 2025 and 2024 is as follows:

	For the Nine Months Ended June 30,
	2025	2024
United States	$(142,836)	$(87,242)
Foreign	249,745	109,548
Before income taxes	$106,909	$22,306

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 11. INCOME TAXES (continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Nine Months Ended June 30,
	2025	2024
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Nine Months Ended June 30,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
PRC valuation allowance	2.69%	(1)%
Tax preference	11.69%	(19)%
Effective combined tax rate	39.38%	5%

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	September 30, 2024
China	December 31, 2024

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

The Company was not subject to any material loss contingency as of June 30, 2025.

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

	For the Three Months Ended June 30,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(41,718)	$93,679
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,500,000	60,000,000
Net income (loss) per share:
Basic and diluted	$(0.0007)	$0.0016

	For the Nine Months Ended June 30,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$9	$16,277
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,228,938	53,522,628
Net income (loss) per share:
Basic and diluted	$0	$0.0003

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2025 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the nine months ended June 30, 2025, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table summarizes our operating results for three months ended June 30, 2025 and 2024.

	For the Three Months Ended
	June 30,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$82,485	$260,916	$(178,431)	(68)%
Cost of revenue	48,453	90,569	(42,116)	(47)%
Gross Profit	34,032	170,347	(136,315)	(80)%
Selling, general and administrative expenses	75,750	71,006	75,750	107%
Income (loss) from operations	(41,718)	99,341	(141,059)	(142)%
Other income(expense)	-	-	-	0%
Income before provision for income taxes	(41,718)	99,341	(141,059)	(142)%
Provision for income taxes	-	5,662	(5,662)	(100)%
Net Income (Loss)	$(41,718)	$93,679	$(135,397)	(145)%

Tongzhilian’s revenue was $82,485 during the three months ended June 30, 2025. All our revenue was generated by our subsidiary Tongzhilian, which provided its cultural tourism services, hotel reservation services and product sales throughout the period.

Revenue during the three months ended June 30, 2025 decrease by 68% compared to the operating revenue of $260,916 for the three months ended June 30, 2024.

For the three months ended June 30, 2025, we realized a gross profit margin of 41%, as our gross profit amounted to $34,147.

Operating expenses for the three months ended June 30, 2025 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $75,750 in operating expenses during this period were primarily attributable to:

●	$12,731 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$49,122 in salaries and benefits.

●	$5,313 in office expenses,.

●	$8,584 in Rentals and leases.

For the reasons described above, our net loss for the three months ended June 30, 2025 was $41,718.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024.

The following table summarizes our operating results for nine months ended June 30, 2025 and 2024.

	For the Nine Months Ended
	June 30,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$1,176,532	$525,872	$650,660	124%
Cost of revenue	735,678	252,319	483,359	192%
Gross Profit	440,854	273,553	167,301	61%
Selling, general and administrative expenses	333,945	251,140	82,805	33%
Income (loss) from operations	106,909	22,413	84,496	377%
Other income(expense)	0	107	107	(100)%
Income before provision for income taxes	106,909	22,306	84,603	379%
Provision for income taxes	106,900	6,029	100,871	1673%
Net Income (Loss)	$9	$16,277	$(16,268)	(100)%

Tongzhilian’s revenue was $1,176,532 during the nine months ended June 30, 2025. All our revenue was generated by our subsidiary Tongzhilian, which provided its cultural tourism services, hotel reservation services and product sales throughout the period.

Revenue during the nine months ended June 30, 2025 increase by 124% compared to the operating revenue of $525,872 for the nine months ended June 30, 2024.

For the nine months ended June 30, 2025, we realized a gross profit margin of 37%, as our gross profit amounted to $ 440,854.

Operating expenses for the nine months ended June 30, 2025 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $333,945 in operating expenses during this period were primarily attributable to:

●	$38,313 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$146,590 in salaries and benefits.

●	$121,924 in office expenses, including the $75,000 of stock compensation described above.

●	$27,118 in Rentals and leases.

For the reasons described above, our net income for the nine months ended June 30, 2025 was $9.

Liquidity and Capital Resources

On June 30, 2025, the Company had $249,692 in cash and cash equivalents, a decrease of $448,615 during the nine months then ended.

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended June 30, 2025 and 2024.

	For the Nine Months Ended
	June 30,		Change
	2025	2024	$
Net cash provided by (used in) operating activities	$(401,448)	$(45,141)	$(356,307)
Net cash (used in) Investing activities	-	(3,719)	3,719
Net cash provided by financing activities	(14,922)	226,294	(241,216)
Effect of exchange rate fluctuation on cash and cash equivalents	(32,245)	(901)	(31,344)
Net increase in cash and cash equivalents	(448,615)	176,533	(625,148)
Cash and cash equivalents, beginning of period	698,307	-	698,307
Cash and cash equivalents, end of period	$249,692	$176,533	$73,159

During the nine months ended June 30, 2025, our operations used net cash of $401,448.

Our financing activities during the nine months ended June 30, 2025 generated $(17,012).

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of June 30, 2025 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended June 30, 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2025, the Company recorded one sales of unregistered shares:

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

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2025.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

	Signature	Title	Date

By:	/s/ Huang Fang	Chief Executive Officer	August 20, 2025
	Huang Fang	(Principal Executive Officer)

By:	/s/ Shang Jia	Chief Financial Officer	August 20, 2025
	Shang Jia	(Principal Financial and Accounting Officer)