Form 10-K
period 2025-09-30
Maitong Sunshine Cultural Development Co., Ltd
filed 2026-01-09
CIK 2003750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company, through its operating subsidiary, which is headquartered in Beijing, China, is engaged in the business of providing cultural tourism (include Education Tours and Family Tours) and distributing Chinese cultural and creative products. During the 2026 fiscal year, the Company expects to expand the scope of its subsidiary’s business to include organizing and managing arts expositions.

At September 30, 2025, the Company’s subsidiaries are:

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

Tongzhilian also sells products such as tea, alcohol, and gift cards (for redeeming products such as crab and meat). Tongzhilian procures goods from suppliers, and has the suppliers deliver products on behalf of Tongzhilian to its customers. Tongzhilian has attempted to act as a sales agent for distributors of Chinese cultural and creative products. As the business develops, the Company intends to engage one or more professional design companies to design its own lines of cultural and creative products, to be manufactured by a contractor.

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

Employees

As of September 30, 2025, we had 12 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of a single director. An independent audit committee would play a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may deprive the Company of management’s independent judgment. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

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

Huang Fang, our CEO, owns common stock representing 48.6% of the outstanding shares of our common stock. While she continues to hold the near-majority of the voting power in our Company, this director will have effective control over the Company. In particular, the director will have the ability to:

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

Office Leases

On September 1, 2023, Tongzhilian entered into an office lease agreement with Devoter Oriental (Beijing) Technology Co., Ltd. Under the terms, Tongzhilian was able to use its office space (approximately 144 square meters) for a rental fee of $2,965 (RMB21,633.75) per month during the period between September 1, 2023 to November 30, 2024.

On October 9, 2024, Tongzhilian entered into an office lease agreement with Devoter Oriental (Beijing) Technology Co., Ltd. Under the terms, Tongzhilian was able to use its office space (approximately 144 square meters) for a rental fee of $3,083 (RMB 21,633.75) per month during the period between December 1, 2024, and November 30, 2025.

On December 1, 2025, Tongzhilian renewed the operating lease agreement for the period from December 1, 2025 to November 30, 2026. Under the terms of the agreement, Tongzhilian is able to use its office space (approximately 144 square meters) for a rental fee of $3,057 (RMB21,633.75) per month during the period between December 1, 2025 to November 30, 2026.

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

Holders of Securities

As of the date of filing of this report, we had 65 shareholders of record and 60,500,000 outstanding shares of common stock, par value $0.001.

On November 27, 2023, MGSD issued 60,000,000 shares of its common stock to the original shareholders of Maitong Sunshine Cultural Development Co., Limited (Samoa), in exchange for 100% of the outstanding shares of Maitong Sunshine Cultural Development Co., Limited (Samoa) (the “Share Exchange”).

On February 20, 2025 Maitong Sunshine Cultural Development, Inc. (“Maitong Sunshine”) signed a Consulting, Public Relations and Marketing Letter Agreement with StockVest of Celebration Florida. The Agreement has a term of six months, during which StockVest will launch a market awareness campaign for Maitong Sunshine and perform various public and investor relations services. In full compensation for StockVest’s services, Maitong Sunshine will issue to StockVest 500,000 restricted shares of Maitong Sunshine common stock on or prior to February 26, 2025.

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

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended September 30, 2025.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended September 30, 2025.

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

Results of Operations for the Years Ended September 30, 2025 and September 30, 2024

The following table shows key components of the results of operations during the years ended September 30, 2025 and September 30, 2024:

	For the Years Ended September 30,
	2025	2024
Revenue	$1,380,218	$804,887
Cost of revenue	812,515	439,260
Gross Profit	567,703	365,627
Selling, general and administrative expenses	480,913	388,580
Profit (loss) from operations	86,790	(22,953)
Other income (expense)	(49)	(108)
Profit (loss) before provision for income taxes	86,741	(23,061)
Provision for income taxes	107,970	7,749
Net loss	$(21,229)	$(30,810)

For the fiscal year ended September 30, 2025, our revenue amounted to US$1,380,218. All revenue was generated by our subsidiary, Tongzhilian, which engaged throughout the year in cultural tourism services, product sales, and information technology services.

For the fiscal year ended September 30, 2025, Tongzhilian’s revenue primarily derived from two business segments: tourism services and product sales. Among these, the product sales business contributed 77% of the Company’s total revenue. The cost of revenue for the fiscal year amounted to $812,515, mainly consisting of procurement costs associated with product sales. The company achieved a gross profit margin of 41% in fiscal year 2025, which was largely attributable to the sustained contribution from the product sales project newly launched in fiscal year 2025.

Operating expenses for the 2025 fiscal year consisted primarily of salaries and benefits, office expenses, professional fees, and rentals and leases. The $480,913 in operating expenses during fiscal year 2025 and $388,580 during fiscal year 2024 were primarily attributable to:

●	$117,113 and $142,401 in professional fees and related expenses incurred in the fiscal year 2025 and fiscal year 2024 respectively, as a result of our status as a reporting company in the United States; and

●	$197,498 and $155,533 in salaries and benefits incurred in fiscal year 2025 and fiscal year 2024 respectively; and

●	$130,359 and $53,559 in office expenses incurred in fiscal year 2025 and fiscal year 2024 respectively; and

●	$34,265 and $35,330 in rentals and lease fees incurred in fiscal year 2025 and fiscal year 2024 respectively.

Our net loss for the fiscal year 2025 was $21,229, compared to a net loss of $30,810 for the fiscal year 2024.

Liquidity and Capital Resources

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

As of September 30, 2025, the Company's cash and cash equivalents totaled $4,432. During the fiscal year ended on that date, the Company made advance payments to suppliers totaling $296,054, experienced a net decrease of $426,656 in customer prepayments, and saw a decrease of $8,392 in loans received from Ms. Huang Fang. These cash flow movements resulted in a reduction of the Company’s cash balance to $4,432 by the end of the period. Collectively, these factors led to a decrease of $14,087 in the Company’s working capital, resulting in a negative working capital balance of -$30,798 at the end of the period.

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

Cash Flows

The following table summarizes our cash flows for the fiscal year ended September 30, 2025 and for the fiscal year ended September 30, 2024.

	For the Years Ended September 30,
	2025	2024
Net cash (used in) / provided by operating activities	$(674,758)	$436,701
Net cash (used in) investing activities	-	(3,724)
Net cash provided by financing activities	63,264	248,400
Effect of exchange rate fluctuation on cash and cash equivalents	(13,445)	16,930
Net increase in cash and restricted cash	(624,939)	698,307
Cash and cash equivalents, beginning of year	698,307	-
Cash and restricted cash, end of year	$73,368	$698,307

For the fiscal year ended September 30, 2025, the Company generated a net cash outflow of $674,758 from operating activities. The primary contributing factors include: the gradual redemption of prepaid deposits collected under the membership program launched in the 2024 fiscal year for corresponding services during this period, as well as increased prepayments made to suppliers in the current fiscal year. Together, these factors resulted in a net decrease of $435,848 in customer prepayments and a net increase of $297,775 in supplier prepayments.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors and Shareholders of Maitong Sunshine Cultural Development Co., Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maitong Sunshine Cultural Development Co., Limited (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ (deficit) equity, and cash flows for the year ended September 30, 2025 and September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended September 30, 2025 and September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company does not have an established source of revenues sufficient to cover its operating cost, has suffered recurring losses from operations, negative cash flows from operating activities and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

/s/ ARK Pro CPA & Co
ARK Pro CPA & Co

We have served as the Company’s auditor since 2024.

Hong Kong, China

January 9, 2026

PCAOB Firm ID: 3299

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

	September 30,	September 30,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$4,432	$698,307
Receivable from payment collection service institution	15,074	-
Prepayments	342,127	44,352
Inventories	183	-
Other receivables	703	713
Total current assets	362,519	743,372
Restricted Cash	68,936
Property and equipment, net	1,574	2,803
Right-of-use assets	6,081	6,159
Total assets	$439,110	$752,334

Liabilities and Deficit
Current Liabilities:
Accounts payable	-	8,991
Advance from customers	26,098	461,946
Accrued expenses	$93,159	$77,696
Due to related parties	262,245	200,481
Deferred Tax Liability	213	-
Other payables	5,170	3,086
Income tax payable	351	1,724
Operating lease liabilities, current	6,081	6,159
Total current liabilities	393,317	760,083
Operating lease liabilities, less current portion	-	-
Total liabilities	393,317	760,083

Equity/(Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and 2024	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,500,000 shares issued and outstanding at September 30, 2025 and 60,000,000 shares issued and outstanding at September 30, 2024	60,500	60,000
Additional paid-in capital	74,500	-
Capital stock subscription receivable	-	-
Accumulated (deficit)	(92,541)	(71,312)
Accumulated other comprehensive income (loss)	3,334	3,563
Total stockholders’ equity/(deficit)	45,793	(7,749)
Total liabilities and equity/(deficit)	$439,110	$752,334

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024
Revenue	$1,380,218	$804,887
Cost of revenue	812,515	439,260
Gross profit	567,703	365,627

Selling, general and administrative expenses	480,913	388,580
Profit (loss) from operations	86,790	(22,953)
Other income (expense)	(49)	(108)
Profit (loss) before provision for income taxes	86,741	(23,061)
Provision for income taxes	107,970	7,749
Net (loss)	$(21,229)	$(30,810)

Comprehensive (loss):
Net (loss)	$(21,229)	$(30,810)
Foreign currency translation adjustment	(229)	3,575
Comprehensive (loss)	$(21,458)	$(27,235)

Basic and diluted earning per share	$(0.0004)	$(0.0006)
Weighted average number of shares outstanding	60,297,260	55,150,820

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at September 30, 2023	60,000,000	$60,000	-	(60,000)	(40,502)	(12)	(40,514)
Net loss	-	-	-	-	(30,810)	-	(30,810)
Capital subscription received	-	-	-	60,000	-	-	60,000
Foreign currency translation adjustment	-	-	-	-	-	3,575	3,575
Balance at September 30, 2024	60,000,000	$60,000	$-	$-	$(71,312)	$3,563	$(7,749)
Net loss					(21,229)		(21,229)
Share-based compensation in exchange for services from service provider	500,000	500	74,500				75,000
Foreign currency translation adjustment				-	-	(229)	(229)
Balance at September 30, 2025	60,500,000	$60,500	$74,500	$	$(92,541)	$3,334	$45,793

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024
Cash Flows from Operating Activities
Net loss	$(21,229)	$(30,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,185	990
Operating lease expense	35,746	35,330
Interest expense	493	767
Share based compensation expenses	75,000	-
Changes in operating assets and liabilities:
Prepayments	(296,054)	(43,262)
Receivable from payment collection service institution	(14,958)
Inventories	(181)
Other receivable	308	462
Accounts payable	(8,808)	8,770
Customer deposits	(426,656)	450,583
Accrued expenses	15,656	46,516
Due to related parties	-	-
Lease payment	(36,239)	(36,097)
Income tax payable	(1,129)	1,681
Other payables	2,108	1,771
Net cash (used in) provided by operating activities	(674,758)	436,701

Cash Flows from Investing Activities
Purchase of fixed assets	-	(3,724)
Net cash used in investing activities	-	(3,724)

Cash Flows from Financing Activities
Proceeds from subscription	-	60,000
Loans from related parties	63,264	188,400
Net cash provided by financing activities	63,264	248,400

Effect of exchange rate fluctuation on cash and cash equivalents	(13,445)	16,930
Net increase in cash and restricted cash	(624,939)	698,307

Cash and restricted cash, beginning of year	698,307	-
Cash and restricted cash, end of year	$73,368	698,307

Supplemental disclosure of cash flow information
Cash paid for income taxes	$109,099	6,067
Cash paid for interest expense	$493	767

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$6,081	6,159

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

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

MGSD’s subsidiaries include:

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

FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

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

MGSD’s subsidiaries as of September 30, 2025 are listed as follows:

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used for foreign currency translation are as follows:

For the years ended September 30,
		2025	2024
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.1055/7.7828	7.0149/7.7702
Revenue and expenses	period weighted average	7.1605/7.7945	7.1918/7.8127

F.	Concentration of credit risk

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

For the fiscal year ended September 30, 2025, the Company had no major customers accounting for over 10% of total revenue. In contrast, for the fiscal year ended September 30, 2024, the Company had two major customers each contributing over 10% of total revenue. This shift primarily resulted from a decline in sales agency channel operations, while the Company’s direct sales business increased year-over-year.

	For the years ended
	September 30
	2025		2024
		Percentage of		Percentage of
	Revenue	revenue	Revenue	revenue
Customer A	$-	0%	$265,313	33%
Customer B	-	0%	130,099	16%

For the fiscal year ended September 30, 2025, the Company had one major supplier accounting for over 10% of its total cost of revenue. In contrast, for the fiscal year ended September 30, 2024, the Company had three major suppliers each contributing over 10% of its total cost of revenue.This change was primarily driven by the decline in sales agency channel operations, while the Company’s direct sales business increased year-over-year, subsequently influencing our procurement policies.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the year ended
	September 30
	2025		2024
		Percentage of		Percentage of
	Cost of	Cost of	Cost of	Cost of
	revenue	revenue	revenue	revenue

Supplier A	527,219	65%	-	0%
Supplier B	$26,622	3%	$241,855	55%
Supplier C	-	0%	73,834	17%
Supplier D	-	0%	58,609	13%

G.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements for the fiscal year ended September 30, 2025.

Financial assets and liabilities of the Company are primarily comprised of cash, prepayments, other receivables, accounts payables, accrued expenses, other payables, advance from customers, due to related parties, other payables, income tax payable and lease liabilities. As of September 30, 2025 and 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

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

Arts expositions.

Arts expositions will involve the presentation of Chinese artistic practices in a participatory manner: exhibitions of painting or calligraphy followed by audience participation, dance competitions, choir competitions, variety shows: any vehicle we imagine will attract an audience willing to learn and/or demonstrate their skills in one of the hundreds of modes of artistic expression available within Chinese culture. Each exposition will be developed by Tongzhilian, which will engage facilities, public or private, in which the expositions will be presented. The expositions will be marketed by the same network of sales agents that serve as the marketing network for Tongzhilian’s cultural tours.

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

 FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

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

M.	Cash and cash equivalents

As of September 30, 2025, cash consists of bank deposits and deposits, WeChat deposits, Alipay deposits, and corporate platform deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

N.	Restricted Cash

As of September 30, 2025, restricted cash includes bank deposits held at Zhongguancun Bank, which are subject to restrictions on withdrawal and use.

O.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

(AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At September 30, 2025 and 2024, prepayments consisted of:

	As of
	September 30,
	2025	2024

Hainan Wanshunda Technology Co., Ltd	$91,478	$-
Shenzhen Huayufeng Technology Co., Ltd	70,368	-
Shenzhen Hongyuexing Technology Co., Ltd	70,368	-
Chen De Ying	42,221	-
Jinjiu International Consulting Services (Beijing) Co., Ltd	39,406	39,915
Hainan Jintongyuan Technology Co., Ltd	21,110	-
Beijing Shuangjiang Huixin Trading Co., Ltd	3,779	4,018
Wuchang City Airun Agriculture Co., Ltd	603	-
Yongfengyuan Porcelain Valley Culture (Beijing) Co., Ltd	392	-
Guangzhou Fuyouyuan Health Management Co., Ltd	233	-
Beijing Yiguanjia Health Technology Co., Ltd	177	140
Handan Haiying Youpin Food Co., Ltd	163	-
Xingcheng City Xingwan Aquatic Products Breeding Co., Ltd	127	-
Dongguan Jiasheng Daily Plastic Products Co., Ltd	115	-
The Sound of Flowers (Beijing) Brand Management Co., Ltd	37	-
Beijing Shengrui Minghua Tea Industry Co., Ltd	-	279
VStock Transfer, LLC	699
Jindou Enterprise (Beijing) Business Management Co., LTD	851
Total Prepayments	$342,127	$44,352

NOTE 4. OTHER RECEIVABLES

At September 30, 2025 and 2024, other receivables consisted of:

	As of
	September 30,
	2025	2024

Shanghai Ctrip International Travel Agency Co., Ltd	703	713
Total other receivables	$703	$713

NOTE 5. CAPITAL STOCK SUBSCRIPTION RECEIVABLE

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

(AMOUNTS IN US DOLLARS)

NOTE 6. ACCOUNTS PAYABLE

As of September 30, 2025 and 2024, accounts payable consists of the following:

	As of September 30,
	2025	2024
Hebei Bailu Business Hotel Co., Ltd	$-	$8,991
Total	$-	$8,991

NOTE 7. ADVANCE FROM CUSTOMERS

As of September 30, 2025 and 2024, advance from customers consists of the following:

	As of September 30,
	2025	2024
Pre-collected member funds	$26,098	$461,946
Total	$26,098	$461,946

As of September 30, 2025, advances from customers totalled $26,098. The Company receives prepayments from customers who subscribe for a membership in the Company’s Program. These pre-collected member funds can be used by customers to offset purchases of the Company’s products.

NOTE 8. DUE TO RELATED PARTIES

Due to related parties consists of the following:

	As of September 30,
Name of related party	2025	2024
Interest-free loan and payment of company expenses:
Beijing Devoter Oriental Co., Ltd.	$9,626	$9,626
Huang Fang	182,463	190,855
Shanghai Maitong Culture and Technology Co., Ltd	70,156	-
Total	$262,245	$200,481

As of September 30, 2025, the Company had a balance of $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of September 30, 2025, the Company owed Huang Fang a balance of $182,463 which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of September 30, 2025, the Company had a balance of $70,156 due to Shanghai Maitong Culture and Technology Co., Ltd., which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 84% of the registered equity of Devoter (Beijing) Technology Co., Ltd. Additionally, Huang Fang is a 30% shareholder, legal representative, Chairman, and General Manager of Shanghai Maitong Culture and Technology Co., Ltd.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

(AMOUNTS IN US DOLLARS)

NOTE 9. ACCRUED EXPENSES

As of September 30, 2025 and 2024, accrued expenses consisted of:

	As of
	September 30,
	2025	2024
Audit fee	$75,000	$60,000
Payroll payable	10,726	11,052
Social security payable	4,933	4,346
PragerMetis	2,500	1,500
Vstock Transfer	-	798
Total accrued expenses	$93,159	$77,696

As of September 30, 2025 and 2024, the Company recorded payables to its auditor of $75,000 and $60,000 for services in connection with the Company in the United States.

As of September 30, 2025 and 2024, the Company recorded payroll payable of $10,726 and $11,052.

As of September 30, 2025 and 2024, the Company recorded social security payable of $4,933 and $4346.

As of September 30, 2025 and 2024, the Company recorded tax filing fees of $2,500 and .$1500.

NOTE 10. OTHER PAYABLES

As of September 30, 2025 and 2024, other payables consist of the following:

	As of
	September 30,
	2025	2024
Value added tax and surtax	$5,170	$3,086
Total	$5,170	$3,086

NOTE 11. LEASE

On September 1, 2023, Huang Fang, the CEO of the holding company of Tongzhilian, arranged to lease an office for the soon-to-be-established company, and Tongzhilian signed and confirmed the agreement when it was officially established. Under the terms of the agreement, Tongzhilian leased office space (approximately 144 square meters) under an operating lease agreement with Devoter (Beijing) Technology Co., Ltd, and is committed to make lease payments of approximately $44,482 (RMB 324,506) for the period between September 1, 2024 and November 30, 2024. On October 9, 2024, Tongzhilian renewed the operating lease agreement for the period from December 1, 2024 to November 30, 2025. Under the terms of the agreement, Tongzhilian committed to make lease payments of approximately $37,000 (RMB 259,605) for that period. On December 1, 2025, Tongzhilian renewed the operating lease agreement for the period from December 1, 2025 to November 30, 2026. Under the terms of the agreement, Tongzhilian committed to make lease payments of approximately $36,500 (RMB 259,605) for that period.

As of September 30, 2025 and 2024, the lease amortization expense was $36,022 and $35,330.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

(AMOUNTS IN US DOLLARS)

NOTE 11. LEASE (continued)

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 84% of the registered equity of Devoter (Beijing) Technology Co., Ltd. Devoter (Beijing) Technology Co., Ltd is a related party of the Tongzhilian.

As of September 30, 2025 and 2024, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

	As of
	September 30,
	2025	2024
Assets
Right-of-use asset	$6,081	$6,159
Total	$6,081	$6,159

Liabilities
Operating lease liability, current	$6,081	$6,159
Operating lease liability, less current portion	-	-
Total	$6,081	$6,159

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Operating
Period Ending September 30	Leases
2025	$-
2026	6,089
Thereafter	-
Total	6,089
Less: imputed interest	8
Total	$6,081

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

FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

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

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was $107,970 accrued for income taxes for the fiscal year ended September 30, 2025.

A reconciliation before income taxes for domestic and foreign locations for the fiscal year ended September 30, 2025 and 2024 is as follows:

	For the years ended
	September 30,
	2025	2024
United States	$(225,680)	$(167,036)
Foreign	312,421	143,975
Before income taxes	$86,741	$(23,061)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the years ended September 30,
	2025	2024
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

Taxable income of the PRC company has been increased by $104 after excluding non-deductible expenses. The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the years ended
	September 30,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
Tax preference	(2)%	(20)%
Effective combined tax rate	23%	5%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MGSD in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations for the fiscal year ended September 30, 2025 and 2024 of $225,680 and $167,036. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of $88,770 against the deferred tax assets related to the Company’s United States operations as of September 30, 2025, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by $47,393 for the fiscal year ended September 30, 2025.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND FOR THE YEAR ENDED SEPTEMBER 30, 2024

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

The year as of
U.S. Federal	September 30, 2025
China	December 31, 2024

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

The Company was not subject to any material loss contingency as of September 30, 2025.

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

	For the year ended
	September 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(21,229)	(30,810)
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,297,260	55,150,820
Net income per share:
Basic and diluted	$(0.0004)	(0.0006)

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2025 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2025 for the purposes described in this Item.

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

As of September 30, 2025, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the years ended September 30, 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the fiscal year ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our directors and executive officers:

Name and Address*	Age	Position/Title
Huang Fang	48	President, Chief Executive Officer, Chairwoman of the Board and Secretary
Shang Jia	32	Chief Financial Officer

*	The business address for all directors and officers is Room 202, Gate 6, Building 9, Yayuan, Anhui Beili, Chaoyang District, Beijing, China 100000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on our review of copies of the reports filed with the SEC and the representations of our directors and executive officers, we believe that all reporting requirements pursuant to Section 16(a) of the Securities Exchange Act for fiscal year 2025 were complied with by each person who at any time during the 2025 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our executive officers for services during the fiscal years ended September 30, 2025 and 2024. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during the year ended September 30, 2025.

Name and Principal	Period Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp.	Non-qualified Deferred Comp. Earnings	All Other Comp.	Total
Position	Sept. 30	($)*	($)	($)	($)	($)	($)	($)	($)
Huang Fang	2025	16,926	-	-	-	-	-	-	16,926
CEO	2024	15,587	-	-	-	-	-	-	15,587
Shang Jia	2025	13,561	-	-	-	-	-	-	13,561
CFO	2024	12,417	-	-	-	-	-	-	12,417

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Huang Fang. MGSD has entered into a contract dated October 26, 2023 with our CEO, Huang Fang, labelled “Appointment Letter”. The Appointment Letter provides that Ms. Huang will serve on a full-time basis as President, CEO, Chairwoman and Secretary. The Appointment Letter provides for compensation of 10,000 RMB (U.S. $1,397) per month. The Appointment Letter and Ms. Huang’s employment is terminable by either party on 30 days’ notice.

Shang Jia. Tongzhilian has entered to a Labor Contract dated November 1, 2023 with our CFO, Shang Jia. The Labor Contract provides that Ms. Shang will serve as CFO and Accountant for Tongzhilian for the period from November 1, 2023 until October 31, 2026; provided, however, that either party may terminate the Labor Contract on one month’s notice. The Labor Contract provides for fixed compensation of 5,600 RMB (U.S. $782) per month, plus performance-based compensation of 2,400 RMB (U.S. $335) per month.

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

The percentage ownership information shown in the table below is calculated based on 60,500,000 shares of our common stock issued and outstanding as of September 30, 2025. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock (1)	Pre-Offering Percentage Ownership of Common Stock	Post-Offering Percentage Ownership of Common Stock
Directors and Named Executive Officers:
Huang Fang	29,400,000	48.60%	48.60%
Shang Jia	-	-%	-%
All executive officers and directors as a group (2 persons)	29,400,000	48.60%	48.60%

5% or Greater Shareholders:
Liu Huiqin (2)	4,038,000	6.67%	6.67%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Represents shares owned by Inner Mongolia Qianbaichuan Technology Co., Ltd, Liu Huiqin is the controlling shareholder of Inner Mongolia Qianbaichuan Technology Co., Ltd.

There is no contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related Party Balance:

Amounts due to related parties consisted of the following as of the periods indicated:

	As of September 30,
Name of related party	2025	2024
Interest-free loan and payment of company expenses:
Beijing Devoter Oriental Co., Ltd.	$9,626	$9,626
Huang Fang	182,463	190,855
Shanghai Maitong Culture and Technology Co., Ltd	70,156	-
Total	$262,245	$200,481

As of September 30, 2025 , the Company had a balance of $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of September 30, 2025, the Company owed Huang Fang a balance of $182,463 which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of September 30, 2025, the Company had a balance of $70,156 due to Shanghai Maitong Culture and Technology Co., Ltd, which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 84% of the registered equity of Devoter (Beijing) Technology Co., Ltd. Additionally, Huang Fang is a 30% shareholder, legal representative, Chairman, and General Manager of Shanghai Maitong Culture and Technology Co., Ltd.

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

On December 1, 2025, Tongzhilian renewed the operating lease agreement for the period from December 1, 2025 to November 30, 2026. Under the terms of the agreement, Tongzhilian committed to make lease payments of approximately $36,500 (RMB 259,605) for that period.

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

Item 14. Principal Accounting Fees and Services.

On July 17, 2024, Maitong Sunshine Cultural Development Co., Limited retained the firm of ARK Pro CPA & Co. to serve as its new independent public accounting firm. The following table shows the fees that were billed for the audit and other services provided by ARK Pro CPA & Co. for the fiscal years ended September 30, 2025 and 2024.

	Year Ended
	September 30,
	2025	2024
Audit fees	$93,000	$64,000
Audit-related fees	$9,205	$-
Tax fees	$-	$-
All other fees	$-	$-

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature	Title	Date

/s/ Huang Fang	Chief Executive Officer	January 9, 2026
Huang Fang	(Principal Executive Officer)

/s/ Shang Jia	Chief Financial Officer	January 9, 2026
Shang Jia	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on January 9, 2026 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Huang Fang	Chief Executive Officer; Director
Huang Fang

/s/ Shang Jia	Chief Financial Officer
Shang Jia