Form 10-Q
period 2025-12-31
Maitong Sunshine Cultural Development Co., Ltd
filed 2026-02-20
CIK 2003750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to____________

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	As of December 31,	As of September 30,
	2025	2025
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$32,914	$4,432
Receivable from payment collection service institution	-	15,074
Prepayments	236,649	342,127
Inventories - Finished Goods	185	183
Other receivables	2,145	703
Total current assets	271,893	362,519
Restricted cash	69,688	68,936
Property and equipment, net	1,289	1,574
Right-of-use assets	30,677	6,081
Total assets	$373,547	$439,110

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$-	$-
Advance from customers	33,583	26,098
Accrued expenses	67,124	93,159
Due to related parties	313,539	262,245
Deferred tax liability	161	213
Other payables	154	5,170
Income tax payable	-	351
Operating lease liabilities, current	30,677	6,081
Total current liabilities	445,238	393,317
Operating lease liabilities	-	-
Total liabilities	445,238	393,317

Equity (Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and at September 30, 2025	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 60,500,000 shares issued and outstanding at December 31, 2025 and at September 30, 2025	60,500	60,500
Additional paid-in capital	74,500	74,500
Retained earnings (Accumulated deficit)	(213,142)	(92,541)
Accumulated other comprehensive income	6,451	3,334
Total stockholders’ equity (deficit)	(71,691)	45,793
Total liabilities and equity (deficit)	$373,547	$439,110

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,
	2025	2024

Revenue	$24,905	$1,022,155
Cost of revenue	12,806	642,347
Gross profit	12,099	379,808

Selling, general and administrative expenses	132,844	105,915
Income from operations	(120,745)	273,893
Other income (expense)	90	-
Income before provision for income taxes	(120,655)	273,893
Provision for income taxes/expense (benefit)	(54)	106,900
Net income / (loss)	$(120,601)	$166,993

Comprehensive income:
Net income / (loss)	$(120,601)	$166,993
Foreign currency translation adjustment	3,117	(8,573)
Comprehensive income / (loss)	$(117,484)	$158,420

Basic and diluted eaming per share	$(0.0020)	$0.0028
Weighted average number of shares outstanding	60,500,000	60,000,000

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at September 30, 2024	60,000,000	$60,000	$-	$	$(71,312)	$3,563	$(7,749)
Net profit	-	-	-	-	166,993	-	166,993
Foreign currency translation adjustment	-	-	-	-	-	(8,573)	(8,573)
Balance at December 31, 2024	60,000,000	$60,000	$-	$-	$95,681	$(5,010)	$150,671

	Common stock		Additional	Capital stock	Retained Earnings	Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	(Accumulated Deficit)	Comprehensive Income (Loss)	Equity (Deficit)
Balance at September 30, 2025	60,500,000	$60,500	$74,500	$-	$(92,541)	$3,334	$45,793
Net loss	-	-	-	-	(120,601)	-	(120,601)
Foreign currency translation adjustment	-	-	-	-	-	3,117	3,117
Balance at December 31, 2025	60,500,000	$60,500	$74,500	$-	$(213,142)	$6,451	$(71,691)

The accompanying notes are an integral part of these condensed consolidated financil statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income / (loss)	$(120,601)	$166,993
Adjustments to reconcile net income (net loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	300	295
Operating lease expense	8,849	8,930
Interest expense	83	93
Changes in operating assets and liabilities:
Prepayments	108,641	(22)
Receivable from payment collection service institution	15,160	(583)
Accounts payable	-	(2,945)
Customer deposits	7,163	(153,915)
Other receivable	(1,426)	-
Accrued expenses	(26,208)	(57,361)
Deferred Tax Liability	(54)
Lease payment	(8,933)	(9,023)
Income tax payable	(353)	105,219
Other payables	(5,046)	990
Net cash provided by (used in) operating activities	(22,425)	58,671

Cash Flows from Investing Activities
Purchase of fixed assets	-	-
Net cash (used in) investing activities	-	-

Cash Flows from Financing Activities
Loans from related parties	50,725	297,665
Net cash provided by financing activities	50,725	297,665

Effect of exchange rate fluctuation on cash, cash equivalents and restricted cash	934	(31,916)
Net increase in cash, cash equivalents and restricted cash	29,234	324,420

Cash and cash equivalents, beginning of period	73,368	698,307
Cash and cash equivalents, end of period	$102,602	$1,022,727

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,711	$1,681
Cash paid for interest expense	$83	$93

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$30,677	$32,189

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	32,914	1,022,727
Restricted cash	69,688	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	102,602	1,022,727

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

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

MGSD’s subsidiaries as of December 31, 2025 and September 30, 2025 are listed as follows:

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

E. Going concern

The Company incurred net losses of US$ 120,601 and a net operating cash outflow of US$ 22,425 for the three months period ended December 31, 2025. As of December 31, 2025, the Company had cash and cash equivalents of US$ 32,914 and recorded a stockholders deficit, these facts raise a substantial doubt about its ability to continue as a going concern,

Management is implementing measures to improve operational efficiency and generate additional revenue, including:

Expanding product offerings to include more standardized and value-oriented travel packages, along with upstream/downstream collaborations;

Enhancing employee training to improve service quality and customer satisfaction;

Pursuing cross-industry partnerships (e.g., knowledge-based experiences) to diversify revenue streams.

These initiatives are intended to enhance profitability and support the Company’s continued operations. However, there can be no assurance that these efforts will be sufficient to resolve the financial challenges.

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

The exchange rates used for foreign currency translation are as follows:

For the Three Months Ended December 31,
		2025	2024
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.0288/7.7819	7.2985/7.7658
Revenue and expenses	period weighted average	7.0652/7.7771	7.1929/7.7744

E.	Concentration of credit risk

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

For the three months ended December 31, 2025, the Company had four major customers that each accounted for over 10% of its total revenue. For the three months ended December 31, 2024, the Company did not have a single customer that accounted for more than 10% of its total revenue.

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Supplier A	$3,755	15.08%	$-	-
Supplier B	3,736	15.00%	-	-
Supplier C	3,631	14.58%	-	-
Supplier D	3,493	14.02%	-	-

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three months ended December 31, 2025, the Company had four major suppliers that each accounted for over 10% of its total cost of revenue. For the three months ended December 31, 2024, the Company had one major supplier that accounted for over 10% of its total cost of revenue.

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	3,610	28.19%	448,120	70%
Supplier B	$2,578	20.13%
Supplier C	2,330	18.20%
Supplier D	1,345	10.50%

F.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements during the three months ended December 31, 2025 and 2024.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company are primarily comprised of cash, receivable from payment collection service institution, prepayments, other receivables, accounts payable, advance from customers, accrued expenses, other payables, income tax payable and due to related parties. As of December 31, 2025 and 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

L.	Cash and cash equivalents

As of December 31, 2025, cash consists of bank deposits and deposits, WeChat deposits, Alipay deposits, and corporate platform deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

M. Restricted Cash

As of December 31, 2025 and September 30, 2025, restricted cash includes bank deposits held at Zhongguancun Bank, which are subject to restrictions on withdrawal and use. These funds are classified as restricted cash because they may not be released or become available for general use within one year. The Company is currently applying to lift the restrictions on these funds; however, the timing of any release remains uncertain.

N.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At December 31, 2025 and September 30, 2025, prepayments consisted of:

	December 31,	September 30,
	2025	2025
Prepayments related to product sales business	$235,304	$298,356
Prepaid consulting service fee	-	42,221
Prepaid rental fees	646	851
Transaction agency fee	699	699
Total Prepayments	236,649	342,127

NOTE 4. OTHER RECEIVABLES

At December 31, 2025 and September 30, 2025, other receivables consisted of:

	December 31,	September 30,
	2025	2025
Shanghai Ctrip International Travel Agency Co., Ltd	$712	$703
Wang Shengchun	1,100	-
Value-added Tax	333	-
Total other receivables	$2,145	$703

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 5. ADVANCE FROM CUSTOMERS

At December 31, 2025 and September 30, 2025, advance from customers consisted of the following:

Name	December 31, 2025	September 30, 2025
Pre-collected member funds	$33,583	$26,098
Total	$33,583	$26,098

As of December 31, 2025 and September 30, 2025, advances from customers totaled $33,583 and 26,098. The Company receives prepayments from customers who subscribe for a membership in the Company. These pre-collected member funds can be used by customers to offset purchases of the company’s products.

NOTE 6. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	December 31, 2025	September 30, 2025
Interest-free loan and payment of company expenses:
Huang Fang	$233,005	$182,463
Beijing Devoter Oriental Co., Ltd.	9,626	9,626
Shanghai Maitong Cultural Technology Co., Ltd	70,908	70,156
Total	$313,539	$262,245

As of December 31, 2025 and September 30, 2025, the Company owed Huang Fang a balance of $233,005 and $182,463, which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of December 31, 2025 and September 30, 2025, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of December 31, 2025 and September 30, 2025, the Company had a balance of $70,908 and $70,156 due to Shanghai Maitong Cultural Technology Co., Ltd, which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd and she is a major shareholder of Shanghai Maitong Cultural Technology Co., Ltd.

NOTE 7. ACCRUED EXPENSES

At December 31, 2025 and September 30, 2025, accrued expenses consisted of:

	December 31,	September 30,
	2025	2025
Audit fee	$51,000	$75,000
Payroll payable	11,570	10,726
Social security payable	4,554	4,933
Accounting - other	-	2,500
Total accrued expenses	$67,124	$93,159

As of December 31, 2025 and September 30, 2025, the Company recorded payables to its auditor of $51,000 and $75,000 for services in connection with the review of the Company’s financial statements for the quarter ended December 31, 2025 and the audit of the Company’s financial statements for the year ended September 30, 2025.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 8. OTHER PAYABLES

At December 31, 2025 and September 30, 2025, other payables consisted of:

	December 31,	September 30,
	2025	2025
Other Statutory Taxes and Levies	$154	$637
Value-added Tax	-	4,533
Total	$154	$5,170

NOTE 9. LEASE

On September 1, 2023, Huang Fang, the CEO of the holding company of Tongzhilian, arranged to lease an office for the soon-to-be-established company, and Tongzhilian signed and confirmed the agreement when it was officially established. Under the terms of the agreement, Tongzhilian leased office space (approximately 144 square meters) under an operating lease agreement with Devoter (Beijing) Technology Co., Ltd, and was committed to make lease payments of approximately $44,482 (RMB 324,506) for the period between September 1, 2023 and November 30, 2024. On October 9, 2024, Tongzhilian renewed the operating lease agreement for the period from December 1, 2024 to November 30, 2025. Under the terms of the agreement, Tongzhilian committed to make lease payments of approximately $36,000 (RMB 259,605) for that period. On December 1, 2025, Tongzhilian further renewed the operating lease agreement for the period from December 1, 2025 to November 30, 2026,Tongzhilian committed to make lease payments of approximately $36,689 (RMB 259,605) for that period.

For the three months ended December 31, 2025 and 2024, the lease amortization expense was $8,849 and $8,930, respectively.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. Devoter (Beijing) Technology Co., Ltd is a related party of Tongzhilian.

As of December 31, 2025 and 2024, the Company had the following amounts recorded on the Company’s consolidated balance sheet:

	As of December 31,
	2025	2024
Assets
Right-of-use asset	$30,677	$32,189
Total	$30,677	$32,189

Liabilities
Operating lease liability, current	$30,677	$32,189
Operating lease liability, less current portion	-	-
Total	$30,677	$32,189

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending December 31,
2026	$25,414
Thereafter	5,647
Total	31,061
Less: imputed interest	384
Total	$30,677

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. INCOME TAXES

United States

MGSD is a Nevada corporation subject to U.S. federal and state taxes. Pursuant to the Tax Cuts and Jobs Act enacted on December 31, 2017, the U.S. federal corporate income tax rate was reduced to 21%.

Samoa

MGSD Samoa was incorporated in Samoa and, under the current laws of Samoa, is not subject to income tax in Samoa.

Hong Kong

MGSD HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. MGSD HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was no income tax expense accrued for the three months ended December 31, 2025.

A reconciliation or net income before income taxes for domestic and foreign locations for the three months ended December 31, 2025 and 2024 is as follows:

	For the Three Months Ended December 31,
	2025	2024
United States	$(24,670)	$(34,558)
Foreign	(95,985)	308,451
Before income taxes	$(120,655)	$273,893

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Three Months Ended December 31,
	2025	2024
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. INCOME TAXES (continued)

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Three Months Ended December 31,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
PRC valuation allowance	0%	0%
Tax preference	(25)%	10%
Effective combined tax rate	0%	35%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MGSD in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations during the three months ended December 31, 2025 and 2024 of $24,670 and $34,558. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of $93,951 against the deferred tax assets related to the Company’s United States operations as of December 31, 2024, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by $45,316 for the three months ended December 31, 2025.

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

The Company was not subject to any material loss contingency as of December 31, 2025.

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

	For the Three Months Ended December 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(120,601)	$166,993
Denominator:
Basic and diluted weighted-average number of shares outstanding	60,500,000	60,000,000
Net income (loss) per share:
Basic and diluted	$(0.0020)	$0.0028

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2025 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the three months ended December 31, 2025, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table summarizes our operating results for three months ended December 31, 2025 and 2024.

	For the Three Months Ended
	December 31,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$24,905	$1,022,155	$(997,250)	(98)%
Cost of revenue	12,806	642,347	(629,541)	(98)%
Gross Profit	12,099	379,808	(367,709)	(97)%
Selling, general and administrative expenses	132,844	105,915	26,929	25%
Income (loss) from operations	(120,745)	273,893	(394,638)	(144)%
Other income(expense)	90	-	90	0%
Income before provision for income taxes	(120,655)	273,893	(394,548)	(144)%
Provision for income taxes	(54)	106,900	(106,954)	(100)%
Net Income (Loss)	$(120,601)	$166,993	$(287,594)	(172)%

Tongzhilian’s revenue was $ 24,905 during the three months ended December 31, 2025. All of our revenue was generated by our subsidiary Tongzhilian, which engaged solely in product sales throughout the quarter.

Revenue during the three months ended December 31, 2025 was 98% less than the operating revenue of $1,022,105 for the three months ended December 31, 2024. Recent revenue was primarily attributable to our sale of products, with 100% of our revenue, or $24,905, during the three months ended December 31, 2025, derived from such sales. During the three months ended December 31, 2024, 80% of our revenue was attributable to product sales.

The cost of revenue attributable to the sale of products was $12,806, which was our procurement cost for products sold. Therefore, For the three months ended December 31, 2025, we realized a gross profit margin of 49%, as our gross profit amounted to $12,099. During the three months ended December 31, 2024, our gross profit was $379,808.

The reasons for the 98% reduction in revenue were twofold. First, the current domestic economic slowdown in China has significantly dampened discretionary consumer spending. Heightened macroeconomic uncertainty—evidenced by sharp increases in gold and silver prices—and widespread pessimism regarding near-term geopolitical and economic conditions have led potential customers to defer or cancel non-essential expenditures, particularly in the mid-to-high-end customized travel segment, which constitutes our core business.

In response to market changes this fiscal year, the Company has implemented the following measures:

(1)	Diversify its product offerings: While continuing to focus on its core customized tour services, the Company plans to introduce more affordable, value-oriented travel packages and expand collaborations across the upstream and downstream segments of the travel ecosystem. This multi-tiered product strategy aims to provide customers with a broader range of options and improve conversion rates.

(2)	Enhance employee training: The Company is investing in staff development to improve service efficiency and quality, thereby strengthening customer satisfaction and goodwill.

(3)	Expand cross-industry partnerships: Building on the successful integration of cultural and creative products—initially introduced based on observed customer needs during tours and which received positive feedback—the Company intends to pursue additional cross-sector collaborations. These may include experiential offerings such as knowledge-based workshops or educational courses, enabling the development of value-added services and incremental revenue streams through bundled or premium offerings.

Second, following a successful initial membership launch that generated substantial prepaid deposits from early adopters, the Company made a deliberate strategic decision to prioritize service quality and relationship-building with existing members over aggressive new customer acquisition, given limited staffing capacity. This focus on deepening client engagement and fostering long-term loyalty is intended to lay the foundation for sustainable recurring revenue in future periods.

As a result of these external market pressures and internal operational priorities, the Company recorded no tour sales and virtually no product sales during the quarter.

Operating expenses for the three months ended December 31, 2025 consisted primarily of salaries and benefits, office expenses and professional fees. Our $132,844 in operating expenses during this period were primarily attributable to:

●	$6,830 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$52,275 in salaries and benefits,

●	$65,007 in office expenses.

For the reasons described above, our net loss for the three months ended December 31, 2025 was $(120,601).

Liquidity and Capital Resources

On December 31, 2025, the Company had $32,914 in cash and cash equivalents, an increase of $28,482 during the three months then ended. The primary factors contributing to this increase in cash balance were a rise of 15,238 in receivables from payment collection service institutions and an increase of $7,200 in customer deposits.

The Company had a working capital deficit of $(142,668) at December 31, 2025. Included in the liabilities is $313,539 owed to our Chief Executive Officer or to entities she controls. If that debt is disregarded for this purpose, our working capital at December 31, 2025 was $170,871, consisting primarily of prepayments. We will, therefore, be able to fund near-term operations, but will require a capital infusion to achieve growth.

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

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended December 31, 2025 and 2024.

	For the Years Ended December 31,		Change
	2025	2024	$
Net cash provided by (used in) operating activities	$(22,425)	$58,671	$(81,096)
Net cash (used in) investing activities	-	-	-
Net cash provided by financing activities	50,725	297,665	(246,940)
Effect of exchange rate fluctuation on cash, cash equivalents and restricted cash	934	(31,916)	32,850
Net increase in cash, cash equivalents and restricted cash	29,234	324,420	(295,186)
Cash, cash equivalents and restricted cash, beginning of period	73,368	698,307	(624,939)
Cash, cash equivalents and restricted cash, end of period	$102,602	$1,022,727	$(920,125)

During the three months ended December 31, 2025, our operations used net cash of $22,425. The primary factor contributing to this decrease in cash was our net loss for the quarter. Our use of cash was less than our the $120,601 net loss we realized in the quarter primarily because we reduced our prepayments balance by $108,641 during the quarter.

Our financing activities during the three months ended December 31, 2025 generated $50,725. This represented additional interest-free loans made by our CEO, Huang Fang, and her affiliate entity.

Our financing activities during the three months ended December 31, 2024 generated $297,665. This represented additional interest-free loans made by our CEO, Huang Fang, and her affiliate entity.

Trends, Events and Uncertainties

The 98% decline in revenue during the quarter was primarily driven by two factors. First, weakening macroeconomic conditions in China and heightened consumer pessimism—exacerbated by rising gold and silver prices and geopolitical uncertainty—significantly reduced demand for discretionary spending, particularly in the mid-to-high-end customized travel segment. Second, the Company intentionally prioritized service delivery and relationship-building with existing prepaid members over new customer acquisition due to limited staffing capacity, resulting in minimal sales activity during the period.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of December 31, 2025 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended December 31, 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on January 9, 2026.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2025, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2025.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature	Title	Date

/s/ Huang Fang	Chief Executive Officer	February 20, 2026
Huang Fang	(Principal Executive Officer)

/s/ Shang Jia	Chief Financial Officer	February 20, 2026
Shang Jia	(Principal Financial and Accounting Officer)