Form 10-Q
period 2026-03-31
Maitong Sunshine Cultural Development Co., Ltd
filed 2026-05-20
CIK 2003750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Room 5111, 5th Floor, Building H, Future Technology Plaza, No. 138, Xiuzhou,
Avenue, Xincheng Sub-district, Xiuzhou District, Jiaxing City, Zhejiang Province,
China 100000
Office: +86 (010) 6492 7946
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Room 202, Gate 6, Building 9, Yayuan, Anhui Bellli

Chaoyang District, Beijing, China 100000

(Former address, if changes since last report)

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

As of the date of filing of this report, there were outstanding 64,125,000 shares of the issuer’s common stock, par value $0.001 per share.

* * * * *

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	As of March 31,	As of September 30,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,710	$4,432
Receivable from payment collection service institution	5	15,074
Prepayments	140,310	342,127
Other receivables	2,325	703
Inventories	172	183
Total current assets	144,522	362,519
Restricted Cash	70,790	68,936
Property and equipment, net	1,003	1,574
Right-of-use assets	22,748	6,081
Total assets	$239,063	$439,110

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$-	$-
Advance from customers	4,489	26,098
Accrued expenses	22,330	93,159
Due to related parties	382,088	262,245
Deferred tax liability	109	213
Other payables	46	5,170
Income tax payable	-	351
Operating lease liabilities, current	22,748	6,081
Total current liabilities	431,810	393,317
Total liabilities	431,810	393,317

Equity (Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and at September 30, 2025	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 64,125,000 and 60,500,000 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	64,125	60,500
Additional paid-in capital	151,350	74,500
Accumulated deficit	(419,097)	(92,541)
Accumulated other comprehensive income (loss)	10,875	3,334
Total stockholders’ equity (deficit)	(192,747)	45,793
Total liabilities and equity (deficit)	$239,063	$439,110

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME)

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025

Revenue	$647	$71,892	$25,552	$1,094,047
Cost of revenue	368	44,878	13,174	687,225
Gross profit	279	27,014	12,378	406,822

Selling, general and administrative expenses	206,395	152,280	339,239	258,195
Income from operations	(206,116)	(125,266)	(326,861)	148,627
Other income (expense)	14	-	104	-
Income before provision for income taxes	(206,102)	(125,266)	(326,757)	148,627
Provision for income taxes	(414)	-	(468)	106,900
Net income	$(205,688)	$(125,266)	$(326,289)	$41,727

Comprehensive income:
Net income	$(205,688)	$(125,266)	$(326,289)	$41,727
Foreign currency translation adjustment	4,157	1,835	7,274	(6,738)
Comprehensive income	$(201,531)	$(123,431)	$(319,015)	$34,989

Basic and diluted earnings per share	$(0.0033)	$(0.0021)	$(0.0053)	$0.0007
Weighted average number of shares outstanding	62,393,056	60,188,889	61,436,126	60,093,407

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital stock		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	subscription receivable	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at September 30, 2024	60,000,000	$60,000	$-	$	$(71,312)	$3,563	$(7,749)
Capital subscription received	-	-	-	-	-	-	-
Net profit	-	-	-	-	166,993	-	166,993
Foreign currency translation adjustment	-	-	-	-	-	(8,573)	(8,573)
Balance at December 31, 2024	60,000,000	$60,000	$-	$-	$95,681	$(5,010)	$150,671
Net loss	-	-	-	-	(125,266)	-	(125,266)
Shares issued	500,000	500	74,500				75,000
Foreign currency translation adjustment	-	-	-	-	-	1,835	1,835
Balance at March 31, 2025	60,500,000	$60,500	$74,500	$-	$(29,585)	$(3,175)	$102,240

	Common stock		Additional	Capital stock	Retained Earnings	Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	(Accumulated Deficit)	Comprehensive Income (Loss)	Equity (Deficit)
Balance at September 30, 2025	60,500,000	$60,500	$74,500	$-	$(92,541)	$3,334	$45,793
Net profit (loss)	-	-	-	-	(120,601)	-	(120,601)
Foreign currency translation adjustment	-	-	-	-	-	3,117	3,117
Balance at December 31, 2025	60,500,000	$60,500	$74,500	$-	$(213,142)	$6,451	$(71,691)
Net profit (loss)	-	-	-	-	(205,688)	-	(205,688)
Share-based compensation in exchange for services from employees and directors	3,625,000	3,625	76,850				80,475
Exchange rate reclassification					(267)	267
Foreign currency translation adjustment	-	-	-	-	-	4,157	4,157
Balance at March 31, 2026	64,125,000	$64,125	$151,350	$-	$(419,097)	$10,875	$(192,747)

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Income / (Loss) before provision for income taxes	$(326,757)	$148,627
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	586
Operating lease expense	17,246	17,649
Interest expense	273	298
Share based compensation expenses	79,920	75,000
Changes in operating assets and liabilities:
Prepayments	208,541	(128,098)
Inventories	15	(260)
Other receivable	(1,036)	-
Accounts payable	-	(8721)
Deferred Tax Liability	-109	-
Customer deposits	(22,051)	(204,407)
Receivable from payment collection service institution	15,294	(1,408)
Accrued expenses	(71,254)	(56,383)
Lease payment	(17,519)	(17,948)
Income tax payable	108	(107,990)
Other payables	(5,202)	(2,914)
Net cash provided by (used in) operating activities	(121,925)	(285,969)

Cash Flows from Financing Activities
Loans from related parties	119,084	189,300
Net cash provided by financing activities	119,084	189,300

Effect of exchange rate fluctuation on cash and cash equivalents and restricted cash	1,973	(24,580)
Net increase (decrease) in cash and cash equivalents and restricted cash	(868)	(121,249)

Cash and cash equivalents and restricted cash , beginning of year	73,368	698,307
Cash and cash equivalents and restricted cash, end of period	$72,500	$577,058

Supplemental disclosure of cash flow information
Cash paid for income taxes	$357	$107,990
Cash paid for interest expense	$274	$298

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$22,748	$23,632

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Maitong Sunshine Cultural Development Co., Limited (“MGSD”, together as a group with its subsidiaries referred to as “Maitong Sunshine”, “Company”, “us” or “we”) was incorporated in the State of Nevada on October 26, 2023.

MGSD through its operating subsidiary Tongzhilian, which has headquarters in Jiaxing, China, has provided cultural tourism (including Education Tours and Family Tours) and the sale of gift products, Chinese cultural and creative products, as well as a hotel reservation service. MGSD plans to market arts expositions in the future. The Company currently has 1 full-time employees.

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

Jiaxing Tongzhilian Cultural Development Co., Limited (“Tongzhilian”) is a privately held Limited Company that was approved on September 13, 2023 and registered on October 11, 2023 in Beijing, China. On March 13, 2026, the Company changed its name from “BeiJing Tongzhilian Cultural Development Co., Limited” to “Jiaxing Tongzhilian Cultural Development Co., Limited”, and relocated its address to Jiaxing, Zhejiang. MGSD HK holds a 100% interest in Tongzhilian.

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

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

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

MGSD’s subsidiaries as of March 31, 2026 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Maitong Sunshine Cultural Development Co., Limited	Samoa	100	USD	1,000,000
Maitong Sunshine Cultural Development Co., Limited	Hong Kong	100	HKD	10,000
Jiaxing Tongzhilian Cultural Development Co., Ltd	China	100	RMB	1,000,000

C.	Use of estimates

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

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended March 31,		For the Six Months Ended March 31,
		2026	2025	2026	2025
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.9194/6.9367	7.2579/7.7793	6.9194/7.0010	7.2579/7.7793
Revenue and expenses	period weighted average	7.8367/7.8222	7.2725/7.7801	7.8367/7.7997	7.2323/7.7772

E.	Concentration of credit risk

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

During the six-month period ending on March 31, 2026, the company had four customers whose revenue accounted for more than 10% of the Company’s total revenue. However, for the six-month period ending on March 31, 2025, there was no record of any single customer contributing more than 10% of the company’s revenue.

	For the Six Months Ended March 31, 2026		For the Six Months Ended March 31, 2025
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$3,789	15%	$-	-
Customer B	3,770	15%	-	-
Customer C	3,664	14%	-	-
Customer D	3,525	14%	-	-

During the three-month period ending on March 31, 2026, the company had one customer whose revenue accounted for more than 10% of the Company’s total revenue. However, for the three-month period ending on March 31, 2025, there was no record of any single customer contributing more than 10% of the company’s revenue.

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$647	100%	$-	-
Customer B	-	-	-	-
Customer C	-	-	-	-
Customer D	-	-	-	-

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the six-month periods ended March 31, 2026 and March 31, 2025, the Company had 4 major suppliers and 1 major supplier, respectively, each accounting for more than 10% of the Company’s total cost of revenue.

	For the Six Months Ended March 31, 2026		For the Six Months Ended March 31, 2025
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	$3,677	28%	$472,593	69%
Supplier B	2,602	20%	-	-
Supplier C	2,352	18%	-	-
Supplier D	1,358	10%	-	-

For the three-month periods ended March 31, 2026 and 2025, the Company had 3 and 2 major suppliers in each respective year, and the purchase amount from each of these suppliers accounted for more than 10% of the Company’s total revenue.

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	$151	41%	$-	-
Supplier B	-	-	24,473	55%
Supplier C	-	-	5,512	12%
Supplier D	86	24%	-	-
Supplier E	71	19%	-	-

F.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements during the six months ended March 31, 2026 and 2025.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company are primarily comprised of cash, receivable from payment collection service institution, prepayments, other receivables, accounts payable, advance from customers, accrued expenses, other payables, income tax payable and due to related parties. As of March 31, 2026 and 2025, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

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

As of March 31, 2026, cash consists of bank deposits and deposits in Alipay, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

M.	Restricted Cash

As of March 31, 2026 and September 30, 2025, restricted cash includes bank deposits held at Zhongguancun Bank, which are subject to restrictions on withdrawal and use. These funds are classified as restricted cash because they may not be released or become available for general use within one year. The Company is currently applying to lift the restrictions on these funds; however, the timing of any release remains uncertain.

N.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At March 31, 2026 and September 30, 2025, prepayments consisted of:

	March 31,	September 30,
	2026	2025
Hainan Jintongyuan Technology Co., Ltd.	$	$21,110
Beijing Shuangjiang Huixin Trading Co., Ltd		3,779
Dongfang Tong (Beijing) Technology Co., Ltd	(9,380)	-
Beijing Yiguanjia Health Technology Co., Ltd	163	177
Shenzhen Huayu Feng Technology Co., Ltd.	72,261	70,368
Dongguan Jiasheng Daily Plastic Products Co., Ltd.	91	115
Hainan Wanshun Da Technology Co., Ltd.	3,700	91,478
Shenzhen Hongyuexing Technology Co., Ltd	72,261	70,368
Wuchang City Airun Agriculture Co., Ltd.	-	603
Handan Haiying Youpin Food Co., Ltd.	-	163
Xingcheng Xingwan Seafood Farming Co., Ltd.	-	127
Yongfengyuan Ceramics Valley Culture (Beijing) Co., Ltd.	-	392
Chen Deying	-	42,221
The Sound of Flowers (Beijing) Brand Management Co., Ltd.	-	37
Guangzhou Fu Youyuan Health Management Co., Ltd.	-	233
Jinjiu International Consulting Services (Beijing) Co., Ltd.	-	39,406
Jiaxing Bozhong Finance and Taxation Consulting Co., Ltd	78	-
Jindou Enterprise (Beijing) Business Management Co., LTD	437	851
VStock Transfer, LLC	699	699
Total Prepayments	$140,310	$342,127

NOTE 4. OTHER RECEIVABLES

At March 31, 2026 and September 30, 2025, other receivables consisted of:

	March 31,	September 30,
	2026	2025
Shanghai Ctrip International Travel Agency Co., Ltd	$723	$703
Value-added Tax	1,047	-
Person	555	-
Total other receivables	$2,325	$703

NOTE 5. INVENTORIES

At March 31, 2026 and September 30, 2025, Inventories consisted of the following:

	March 31, 2026	September 30, 2025
Inventories	$172	$183
Total	$172	$183

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. ADVANCE FROM CUSTOMERS

At March 31, 2026 and September 30, 2025, advance from customers consisted of the following:

Name	March 31, 2026	September 30, 2025
Pre-collected member funds	$4,489	$26,098
Total	$4,489	$26,098

As of March 31, 2026 and September 30, 2025, advances from customers totaled $4,489 and 26,098. The Company receives prepayments from customers who subscribe for a membership in the Company. These pre-collected member funds can be used by customers to offset purchases of the company’s products.

NOTE 7. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	March 31, 2026	September 30, 2025
Interest-free loan and payment of company expenses:
Huang Fang	$300,451	$182,463
Beijing Devoter Oriental Co., Ltd.	9,626	9,626
Shanghai Maitong Cultural Technology Co., Ltd	72,011	70,156
Total	$382,088	$262,245

As of March 31, 2026 and September 30, 2025, the Company owed Huang Fang a balance of $300,451 and $182,463 which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of March 31, 2026 and September 30, 2025, the Company had a balance of $9,626 and $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of March 31, 2026 and September 30, 2025, the Company had a balance of $72,011 and $70,156 due to Shanghai Maitong Cultural Technology Co., Ltd,a which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd and she is a major shareholder of Shanghai Maitong Cultural Technology Co., Ltd.

NOTE 8. ACCRUED EXPENSES

At March 31, 2026 and September 30, 2025, accrued expenses consisted of:

	March 31,	September 30,
	2026	2025
Professional service fee payable	$6,000	$75,000
Payroll payable	11,704	10,726
Social security payable	4,626	4,933
PragerMetis	-	2,500
Total accrued expenses	$22,330	$93,159

As of March 31, 2026 and September 30, 2025, the Company recorded payables to its auditor of $6,000 and $75,000 for services in connection with the audit and review of the Company’s financial statements for the quarter ended March 31, 2026 and the year ended September 30, 2025.

As of March 31, 2026 and September 30, 2025, the Company recorded payroll payable of $11,704 and $10,726.

As of March 31, 2026, and September 30,2025, the Company recorded social security payable of $4,626 and 4,933.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 9. OTHER PAYABLES

At March 31, 2026 and September 30, 2025, other payables consisted of:

	March 31,	September 30,
	2026	2025
Value added tax and surtax	$46	$5,170
Total	$46	$5,170

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

For the six months ended March 31, 2026 and 2025, the lease amortization expense was $17,406 and $17,649, respectively.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. For this reason, Devoter (Beijing) Technology Co., Ltd is a related party of Tongzhilian.

As of March 31, 2026 and September 30, 2025, the Company had the following amounts with respect to its lease recorded on the Company’s consolidated balance sheet:

	As of
	March 31, 2026	September 30, 2025
Assets
Right-of-use asset	$22,748	$6,081
Total	$22,748	$6,081

Liabilities
Operating lease liability, current	$22,748	$6,081
Operating lease liability, less current portion	-	-
Total	$22,748	$6,081

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending March 31,
2026	$17,210
Thereafter	5,737
Total	22,947
Less: imputed interest	199
Total	$22,748

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

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

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was no income tax expense accrued for the six months ended March 31, 2026.

A reconciliation of income before income taxes for domestic and foreign locations for the six months ended March 31, 2026 and 2025 is as follows:

	For the Six Months Ended March 31,
	2026	2025
United States	$(128,372)	$(126,665)
Foreign	(198,385)	275,292
Before income taxes	$(326,757)	$148,627

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Six Months Ended March 31,
	2026	2025
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 11. INCOME TAXES (continued)

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Six Months Ended March 31,
	2026	2025
Income tax (benefit) at PRC statutory rate	25%	25%
PRC valuation allowance	0%	39%
Tax preference	25%	(51)%
Effective combined tax rate	0%	13%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax would apply to MGSD in the U.S. and Tongzhilian in China.

The Company incurred losses from its United States operations during the six months ended March 31, 2026 and 2025 of $48,452 and $126,665. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of $98,945 against the deferred tax assets related to the Company’s United States operations as of March 31, 2026, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by $10,175 for the six months ended March 31, 2026.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	September 30, 2025
China	December 31, 2026

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025

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

The Company was not subject to any material loss contingency as of March 31, 2026.

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

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) attributable to common stockholders	$(205,688)	$(125,266)
Denominator:
Basic and diluted weighted-average number of shares outstanding	62,393,056	60,188,889
Net income (loss) per share:
Basic and diluted	$(0.0033)	$(0.0021)

	For the Six Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(326,289)	$41,727
Denominator:
Basic and diluted weighted-average number of shares outstanding	61,436,126	60,093,407
Net income (loss) per share:
Basic and diluted	$(0.0053)	$0.0007

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2026 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the six months ended March 31, 2026, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes our operating results for three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$647	$71,892	$(71,245)	(99)%
Cost of revenue	368	44,878	(44,510)	(99)%
Gross Profit	279	27,014	(26,735)	(99)%
Selling, general and administrative expenses	206,395	152,280	54,115	36%
Income (loss) from operations	(206,116)	(125,266)	(80,850)	65%
Other income(expense)	14	-	14	-
Income before provision for income taxes	(206,102)	(125,266)	(80,836)	65%
Provision for income taxes	(414)	-	(414)	-
Net (Loss)	$(205,688)	$(125,266)	$(80,422)	64%

Tongzhilian’s revenue was $ 647 during the three months ended March 31, 2026. All of our revenue was generated by our subsidiary Tongzhilian, which engaged solely in product sales throughout the quarter.

Revenue during the three months ended March 31, 2026 decrease by 99% compared to the operating revenue of $71,892 for the three months ended March 31, 2025. Recent revenue was primarily attributable to our sale of products, with 100% of our revenue, or $647, during the three months ended March 31, 2026, derived from such sales. The cost of revenue attributable to the sale of products was $368, which was our procurement cost for products sold.

For the three months ended March 31, 2026, we realized a gross profit margin of 43%, as our gross profit amounted to $279.

In the three months ended March 31, 2026, our total revenue experienced a significant decline of 97% when compared to the operating revenue of $ 24,905 recorded in the three months ended December 31, 2025. This disparity can primarily be attributed to the domestic economic slowdown, shrinking household consumption and complicated international situations, which have driven pessimistic market expectations and conservative consumer spending.

As our core business, mid-to-high-end customized travel belongs to non-essential consumption, and has been greatly impacted with weakened customer willingness and fewer intended orders. The nearly 20-day Spring Festival holiday also reduced effective operation time and hindered business progress.

Meanwhile, due to limited manpower, we focused on in-depth service and loyalty improvement for existing prepaid members, and suspended new market and customer expansion. Affected by the overlapping impacts of external consumption weakness, long holidays and internal operational adjustments, our first-quarter performance declined notably.

Operating expenses for the three months ended March 31, 2026 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $206,395 in operating expenses during this period were primarily attributable to:

●	$15,357 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$53,154 in salaries and benefits,

●	$128,047 in office expenses.which included $79,920 represented by the fair value of 3,600,000 shares of the Company’s common stock that we issued to EHCLGLOBAL in exchange for investor and public relations services.

●	$8,393 in Rentals and leases.

For the reasons described above, our net loss for the three months ended March 31, 2026 was $206,116.

Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025.

The following table summarizes our operating results for six months ended March 31, 2026 and 2025.

	For the Six Months Ended
	March 31,
	2026	2025	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$25,552	$1,094,047	$(1,068,495)	(98)%
Cost of revenue	13,174	687,225	(674,051)	(98)%
Gross Profit	12,378	406,822	(394,444)	(97)%
Selling, general and administrative expenses	339,239	258,195	81,044	31%
Income (loss) from operations	(326,861)	148,627	(475,488)	(320)%
Other income(expense)	104	-	104	-
Income before provision for income taxes	(326,757)	148,627	(475,384)	(320)%
Provision for income taxes	(468)	106,900	(107,368)	(100)%
Net Income (Loss)	$(326,289)	$41,727	$(368,016)	(882)%

Tongzhilian’s revenue was $25,552 during the six months ended March 31, 2026. All our revenue was generated by our subsidiary Tongzhilian, which was solely derived from product sales throughout the period.

During the six-month period ending on March 31, 2026, the revenue decreased by 98% compared to the $1,094,047 in the six-month period ending on March 31, 2025. During the six-month period ending on March 31, 2026, all of our revenue (totaling $25,552) came from product sales. The sales cost related to these product sales was $13,174, which is the cost of purchasing the sold products.

For the six months ended March 31, 2026, we realized a gross profit margin of 48%, as our gross profit amounted to $12,378.

Operating expenses for the six months ended March 31, 2026 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $339,239 in operating expenses during this period were primarily attributable to:

●	$22,187 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$105,429 in salaries and benefits,

●	$193,974 in office expenses, including the $79,920 of stock compensation described above.

●	$16,737 in Rentals and leases.

Based on the above reasons, for the six-month period ending on March 31, 2026, our net loss was $326,289.00.

Liquidity and Capital Resources

On March 31, 2026, the Company had $1,710 in cash and cash equivalents, a decrease of $2,722 during the six months then ended. The main reason for the decrease in our cash balance was an increase of $1,036 in the balance of other receivables.

The Company had a working capital deficit of $(287,288) as of March 31, 2026. Included in total liabilities is $382,088 payable to our Chief Executive Officer and entities under her control. Excluding this related-party liability, the Company’s working capital as of March 31, 2026 would have been $94,800, consisting primarily of prepayments. Accordingly, the Company is able to finance its near-term operating activities, but will need additional capital infusion to support future growth.

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

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended March 31, 2026 and 2025.

	For the Six Months Ended March 31,		Change
	2026	2025	$
Net cash provided by (used in) operating activities	$(121,861)	$(285.969)	$(54,240)
Net cash (used in) Investing activities	-	-	-
Net cash provided by financing activities	119,084	189,300	148,177
Effect of exchange rate fluctuation on cash and cash equivalents	1,864	(24,580)	(26,444)
Net increase in cash and cash equivalents	(868)	(121,249)	120,381
Cash and cash equivalents, beginning of period	73,368	698,307	(624,939)
Cash and cash equivalents, end of period	$72,500	$577,058	$(504,558)

During the six months ended March 31, 2026, our operations used net cash of $121,816. The main reason for the net cash outflow in the operations is that prepayments increased by $208,541, partially offset by share-based compensation expenses of $79,920, resulting in a net cash outflow from operating activities.

Our financing activities during the six months ended March 31, 2026 generated $119,083. This reflects an additional $119,083 in interest-free loans provided to the Company by our CEO, Huang Fang, and her affiliate entities. Our financing activities during the six months ended March 31, 2025 generated $189,300. This reflects an additional $189,300 in interest-free loans provided to the Company by our CEO, Huang Fang, and her affiliate entity.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of March 31, 2026 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended March 31, 2026 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2026, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended March 31, 2026.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature		Title	Date

By:	/s/ Huang Fang	Chief Executive Officer	May 20, 2026
	Huang Fang	(Principal Executive Officer)

By:	/s/ Shang Jia	Chief Financial Officer	May 20, 2026
	Shang Jia	(Principal Financial and Accounting Officer)