Form 10-Q
period 2026-06-30
Maitong Sunshine Cultural Development Co., Ltd
filed 2026-08-13
CIK 2003750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	As of	As of
	June 30,	September 30,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,189	$4,432
Receivable from payment collection service institution	5	15,074
Prepayments	115,810	342,127
Other receivables	3,140	703
Inventories	175	183
Total current assets	134,319	362,519
Restricted Cash	61,478	68,936
Property and equipment, net	708	1,574
Right-of-use assets	14,498	6,081
Total assets	$211,003	$439,110

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$19,058	$-
Advance from customers	4,560	26,098
Accrued expenses	11,989	93,159
Due to related parties	388,209	262,245
Deferred tax liability	56	213
Other payables	465	5,170
Income tax payable	-	351
Operating lease liabilities, current	14,498	6,081
Total current liabilities	438,835	393,317
Total liabilities	438,835	393,317

Equity (Deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and September 30, 2025	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized; 64,125,000 and 60,500,000 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	64,125	60,500
Additional paid-in capital	151,350	74,500
Retained Earnings (Accumulated deficit)	(456,807)	(92,541)
Accumulated other comprehensive income (loss)	13,500	3,334
Total stockholders’ equity (deficit)	(227,832)	45,793
Total liabilities and equity (deficit)	$211,003	$439,110

The accompanying notes are an integral part of these consolidated financial statements.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME)

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$-	$82,485	$25,552	$1,176,532
Cost of revenue	-	48,453	13,174	735,678
Gross profit	-	34,032	12,378	440,854

Selling, general and administrative expenses	37,739	75,750	376,978	333,945
Income / (loss) from operations	(37,739)	(41,718)	(364,600)	106,909
Other income (expense)	-	-	104	-
Income / (loss) before provision for income taxes	(37,739)	(41,718)	(364,496)	106,909
Provision for income taxes	(55)	-	(523)	106,900
Net income / (loss)	$(37,684)	$(41,718)	$(363,973)	$9

Comprehensive income:
Net income	$(37,684)	$(41,718)	$(363,973)	$9
Foreign currency translation adjustment	2,599	4,215	9,873	(2,524)
Comprehensive income	$(35,085)	$(37,503)	$(354,100)	$(2,515)

Basic and diluted earnings per share	$(0.0006)	$(0.0007)	$(0.0058)	$-
Weighted average number of shares outstanding	64,125,000	60,500,000	62,332,417	60,228,938

The accompanying notes are an integral part of these consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional	Capital Stock	Retained Earnings	Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	(Accumulated Deficit)	Comprehensive Income (Loss)	Equity (Deficit)
Balance at September 30, 2024	60,000,000	$60,000	$-	$-	$(71,312)	$3,563	$(7,749)
Net profit	-	-	-	-	166,993	-	166,993
Foreign currency translation adjustment	-	-	-	-	-	(8,573)	(8,573)
Balance at December 31, 2024	60,000,000	$60,000	$-	$-	$95,681	$(5,010)	$150,671
Net profit (loss)	-	-	-	-	(125,266)	-	(125,266)
Shares issued	500,000	500	74,500	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	1,835	1,835
Balance at March 31, 2025	60,500,000	$60,500	$74,500	$-	$(29,585)	$(3,175)	$102,240
Net profit (loss)	-	-	-	-	(41,718)	-	(41,718)
Foreign currency translation adjustment	-	-	-	-	-	4,215	4,215
Balance at June 30, 2025	60,500,000	60,500	74,500	-	(71,303)	1,040	64,737

	Common stock		Additional	Capital stock	Retained Earnings	Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	(Accumulated Deficit)	Comprehensive Income (Loss)	Equity (Deficit)
Balance at September 30, 2025	60,500,000	$60,500	$74,500	$-	$(92,541)	$3,334	$45,793
Net profit (loss)	-	-	-	-	(120,601)	-	(120,601)
Foreign currency translation adjustment	-	-	-	-	-	3,117	3,117
Balance at December 31, 2025	60,500,000	$60,500	$74,500	$-	$(213,142)	$6,451	$(71,691)
Net profit (loss)	-	-	-	-	(205,688)	-	(205,688)
Share-based compensation in exchange for services from employees and directors	3,625,000	3,625	76,850				80,475
Exchange rate reclassification					(267)	267
Foreign currency translation adjustment	-	-	-	-	-	4,157	4,157
Balance at March 31, 2026	64,125,000	$64,125	$151,350	$-	$(419,097)	$10,875	$(192,747)
Net profit (loss)					(37,684)	-	(37,684)
Exchange rate reclassification	-	-	-	-	(26)	26	-
Foreign currency translation adjustment	-	-	-	-	-	2,599	2,599
Balance at June 31, 2026	64,125,000	64,125	151,350	-	(456,807)	13,500	(227,832)

The accompanying notes are an integral part of these condensed consolidated financial statements

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Nine Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$(363,973)	$9
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	916	875
Operating lease expense	25,835	26,339
Interest expense	403	422
Shares Compensation	79,920	75,000
Changes in operating assets and liabilities:
Prepayments	236,474	(126,599)
Receivable from payment collection service institution	15,419	-
Inventories	15	(258)
Accounts payable	18,692	-
Customer deposits	(22,232)	(292,566)
Other receivables	(1,816)	(2,218)
Accrued expenses	(81,649)	(56,305)
Deferred Tax Liability	(163)	-
Lease payment	(26,237)	(26,761)
Income tax payable	(360)	(107,393
Other payables	(4,835)	1,107)
Net cash provided by (used in) operating activities	(123,591)	(508,348)

Cash Flows from Investing Activities
Purchase of fixed assets	-	-

Cash Flows from Financing Activities
Proceeds from subscription	-	-
Loans from related parties	124,982	(14,922)
Net cash provided by (used in) financing activities	124,982	(14,922)

Effect of exchange rate fluctuation on cash and cash equivalents	1,908	74,655
Net increase (decrease) in cash and cash equivalents	3,299	(448,615)

Cash and cash equivalents and restricted cash, beginning of year	73,368	698,307
Cash and cash equivalents and restricted cash, end of period	$76,667	$249,692

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$107,990
Cash paid for interest expense	$403	$298

Supplemental disclosure of non-cash activities
Right-of-use assets and related lease liabilities	$14,498	$15,033

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

MGSD through its operating subsidiary Tongzhilian, which has headquarters in Jiaxing, China, has provided cultural tourism (including Education Tours and Family Tours) and the sale of gift products, Chinese cultural and creative products, as well as a hotel reservation service. MGSD plans to market arts expositions in the future. The Company currently has 1 full-time employee.

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

Jiaxing Tongzhilian Cultural Development Co., Limited (“Tongzhilian”) is a privately held Limited Company that was approved on September 13, 2023 and registered on October 11, 2023 in Beijing, China. On March 13, 2026, Tongzhilian changed its name from “BeiJing Tongzhilian Cultural Development Co., Limited” to “Jiaxing Tongzhilian Cultural Development Co., Limited”, and relocated its address to Jiaxing, Zhejiang. MGSD HK holds a 100% interest in Tongzhilian.

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

MGSD’s subsidiaries as of June 30, 2026 are listed as follows:

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

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended June 30,		For the Nine Months Ended June 30,
		2026	2025	2026	2025
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.8109/7.8417	7.1586/7.8498	6.8109/7.8417	7.1586/7.8498
Revenue and expenses	period weighted average	6.8304/7.8371	7.1828/7.7849	6.9441/7.8121	7.2725/7.7801

E.	Concentration of credit risk

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

For the nine months ended June 30, 2026, the Company had 4 major customers that each accounted for over 10% of its total revenue. For the nine months ended June 30, 2025, the Company did not have a single customer that accounted for more than 10% of its total revenue.

	For the Nine Months Ended June 30, 2026		For the Nine Months Ended June 30, 2025
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$3,820	15%	$-	-%
Customer B	3,694	14%	-	-%
Customer C	3,554	14%	-	-%
Customer D	3,801	15%	-	-%

For the three months ended June 30, 2026, the Company did not have a single customer that accounted for more than 10% of its total revenue. For the three months ended June 30, 2025, the Company did not have a single customer that accounted for more than 10% of its total revenue.

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Revenue	Percentage of revenue	Revenue	Percentage of revenue

Customer A	$-	-	$-	-%

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the nine months ended June 30, 2026, the Company had 4 major suppliers that each accounted for over 10% of its total cost of revenue. For the nine months ended June 30, 2025, the Company had 1 major supplier that accounted for over 10% of its total cost of revenue.

	For the Nine Months Ended June 30, 2026		For the Nine Months Ended June 30, 2025
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	$3,707	38%	$545,186	70%
Supplier B	2623	20%	-	-%
Supplier C	2,371	18%	-	-%
Supplier D	1369	10%	-	-%

For the three months ended June 30, 2026, the Company did not have a single supplier that accounted for more than 10% of its total cost of revenue. For the three months ended June 30, 2025, the Company had 2 major suppliers that each accounted for over 10% of its total cost of revenue.

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Cost of Revenue	Percentage of Cost of revenue	Cost of Revenue	Percentage of Cost of revenue

Supplier A	$-	-%	$24,985	53%
Supplier B	-	-%	6,014	13%

F.	Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ended June 30, 2026 and 2025.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities of the Company are primarily comprised of cash, receivable from payment collection service institution, prepayments, other receivables, accounts payable, advance from customers, accrued expenses, other payables, income tax payable and due to related parties. As of June 30, 2026 and 2025, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

G.	Segment information and geographic data

The Company is operating in a single segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The company’s revenues are from customers in People’s Republic of China (“PRC”). Most assets of the Company are located in the PRC.

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

As of June 30, 2026, cash consists of bank deposits and deposits in Alipay, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash.

M.	Restricted Cash

As of June 30, 2026 and September 30, 2025, restricted cash includes bank deposits held at Zhongguancun Bank, which are subject to restrictions on withdrawal and use. These funds are classified as restricted cash because they may not be released or become available for general use within one year. The Company is currently applying to lift the restrictions on these funds; however, the timing of any release remains uncertain.

N.	Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAYMENTS

At June 30, 2026 and September 30, 2025, prepayments consisted of:

	June 30,	September 30,
	2026	2025
Hainan Jintongyuan Technology Co., Ltd.	$	21,110
Beijing Shuangjiang Huixin Trading Co., Ltd	-	3,779
Beijing Yiguanjia Health Technology Co., Ltd	166	177
Shenzhen Huayu Feng Technology Co., Ltd.	57,393	70,368
Dongguan Jiasheng Daily Plastic Products Co., Ltd.	92	115
Hainan Wanshun Da Technology Co., Ltd.	3,759	91,478
Shenzhen Hongyuexing Technology Co., Ltd	54,178	70,368
Wuchang City Airun Agriculture Co., Ltd.	-	603
Handan Haiying Youpin Food Co., Ltd.	-	163
Xingcheng Xingwan Seafood Farming Co., Ltd.	-	127
Yongfengyuan Ceramics Valley Culture (Beijing) Co., Ltd.	-	390
Chen Deying	-	42,223
The Sound of Flowers (Beijing) Brand Management Co., Ltd.	-	37
Guangzhou Fu Youyuan Health Management Co., Ltd.	-	233
Jinjiu International Consulting Services (Beijing) Co., Ltd.	-	39,406
Jindou Enterprise (Beijing) Business Management Co., LTD	222	851
VStock Transfer, LLC	-	699
Total Prepayments	$115,810	$342,127

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 4. OTHER RECEIVABLES

At June 30, 2026 and September 30, 2025, other receivables consisted of:

	June 30,	September 30,
	2026	2025
Shanghai Ctrip International Travel Agency Co., Ltd	$734	$703
Value-added Tax	1,851	-
Others	555	-
Total other receivables	$3,140	$703

NOTE 5. ADVANCE FROM CUSTOMERS

At June 30, 2026 and September 30, 2025, advance from customers consisted of the following:

Name	June 30, 2026	September 30, 2025

Pre-collected member funds	$4,560	$26,098
Total	$4,560	$26,098

As of June 30, 2026 and September 30, 2025, advances from customers totaled $4,560 and $26,098 respectively. The Company receives prepayments from customers who subscribe for a membership in the Company. These pre-collected member funds can be used by customers to offset purchases of the Company’s products.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. DUE TO RELATED PARTIES

Due to related parties consists of the following:

Name of related party	June 30, 2026	September 30, 2025
Interest-free loan and payment of company expenses:
Huang Fang	$316,016	$182,463
Beijing Devoter Oriental Co., Ltd.	9,626	9,626
Shanghai Maitong Cultural Technology Co., Ltd	62,567	70,156
Total	$388,209	$262,245

As of June 30, 2026 and September 30, 2025, the Company owed Huang Fang a balance of $316,016 and $182,463 respectively, which represented expenses paid on behalf of the Company and the interest-free loan she provided to the Company.

As of June 30, 2026 and September 30, 2025, the Company had a balance of $9,626 due to Beijing Devoter Oriental Co., Ltd, which represented expenses paid on behalf of the Company.

As of June 30, 2026 and September 30, 2025, the Company had a balance of $62,567 and $70,156 due to Shanghai Maitong Cultural Technology Co., Ltd respectively, which represented expenses paid on behalf of the Company.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd and she is a major shareholder of Shanghai Maitong Cultural Technology Co., Ltd.

NOTE 7. ACCRUED EXPENSES

At June 30, 2026 and September 30, 2025, accrued expenses consisted of:

	June 30,	September 30,
	2026	2025
Audit fee	$6,000	$75,000
Payroll payable	5,989	10,726
Social security payable	-	4,933
PragerMetis	-	2,500
Total accrued expenses	$11,989	$93,159

As of June 30, 2026 and September 30, 2025, the Company recorded payables to its auditor of $6,000 and $75,000 for services in connection with the audit of the Company’s financial statements for the year ended September 30, 2025 and the review of the Company’s financial statements for the nine months ended June 30, 2026.

As of June 30, 2026 and September 30, 2025, the Company recorded payroll payable of $5,989 and $10,726.

As of June 30, 2026, and September 30, 2025, the Company recorded social security payable of nil and $4,933.

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 8. OTHER PAYABLES

At June 30, 2026 and September 30, 2025, other payables consisted of:

	June 30,	September 30,
	2026	2025
Value added tax and surtax	$433	$5,170
Gong Na	32	-
Total	$465	$5,170

NOTE 9. LEASE

On September 1, 2023, Huang Fang, the CEO of the holding company of Tongzhilian, arranged to lease an office for the soon-to-be-established company, and Tongzhilian signed and confirmed the agreement when it was officially established. Under the terms of the agreement, Tongzhilian leased office space (approximately 144 square meters) under an operating lease agreement with Devoter (Beijing) Technology Co., Ltd, and was committed to make lease payments of approximately $44,482 (RMB 324,506) for the period between September 1, 2023 and November 30, 2024. On October 9, 2024, Tongzhilian renewed the operating lease agreement for the period from December 1, 2024 to November 30, 2025. Under the terms of the agreement, Tongzhilian committed to make lease payments of approximately $36,000 (RMB 259,605) for that period. On December 1, 2025, Tongzhilian further renewed the operating lease agreement for the period from December 1, 2025 to November 30, 2026. Tongzhilian committed to make lease payments of approximately $36,689 (RMB 259,605) for that period.

For the nine months ended June 30, 2026 and 2025, the lease amortization expense was $ 26,265 and $17,649, respectively.

Huang Fang is the President, CEO, Chairwoman of the Board and a major shareholder of the Company. She is also the CEO and controlling shareholder of Beijing Devoter Oriental Co., Ltd, and Beijing Devoter Oriental Co., Ltd owns 85% of the registered equity of Devoter (Beijing) Technology Co., Ltd. For this reason, Devoter (Beijing) Technology Co., Ltd is a related party of Tongzhilian.

As of June 30, 2026 and September 30, 2025, the Company had the following amounts with respect to its lease recorded on the Company’s consolidated balance sheet:

	As of
	June 30, 2026	September 30, 2025
Assets
Right-of-use asset	$14,498	$6,081
Total	$14,498	$6,081

Liabilities
Operating lease liability, current	$14,498	$6,081
Operating lease liability, less current portion	-	-
Total	$14,498	$6,081

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Period Ending June 30,
2026	$8,742
Thereafter	5,828
Total	14,570
Less: imputed interest	72
Total	$14,498

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

China

Tongzhilian is subject to a 25% standard enterprise income tax in the PRC. There was no income tax expense accrued for the nine months ended June 30, 2026.

A reconciliation of income before income taxes for domestic and foreign locations for the nine months ended June 30, 2026 and 2025 is as follows:

	For the Nine Months Ended June 30,
	2026	2025
United States	$(145,766)	$(142,836)
Foreign	(218,730)	249,745
Before income taxes	$(364,496)	$106,909

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. INCOME TAXES (continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Nine Months Ended June 30,
	2026	2025
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Effective combined tax rate	0%	0%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Nine Months Ended June 30,
	2026	2025
Income tax (benefit) at PRC statutory rate	25%	25%
PRC valuation allowance	0%	(1)%
Tax preference	25%	(19)%
Effective combined tax rate	0%	5%

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction.

The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	September 30, 2025
China	December 31, 2025

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

The Company was not subject to any material loss contingency as of June 30, 2026.

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

	For the Three Months Ended June 30,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(37,684)	$(41,718)
Denominator:
Basic and diluted weighted-average number of shares outstanding	64,125,000	60,500,000
Net income (loss) per share:
Basic and diluted	$(0.0006)	$(0.0007)

	For the Nine Months Ended June 30,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(363,973)	$9
Denominator:
Basic and diluted weighted-average number of shares outstanding	62,332,417	60,228,938
Net income (loss) per share:
Basic and diluted	$(0.0058)	$0

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2026 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the nine months ended June 30, 2026, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table summarizes our operating results for three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026	2025	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$-	$82,485	$(82,485)	(100)%
Cost of revenue	-	48,453	(48,453)	(100)%
Gross Profit	-	34,032	(34,032)	(100)%
Selling, general and administrative expenses	37,739	75,750	(38,011)	(50)%
Income (loss) from operations	(37,739)	(41,718)	3,979	(10)%
Other income(expense)	-	-	-	0%
Income before provision for income taxes	(37,739)	(41,718)	3,979	(10)%
Provision for income taxes	(55)	-	(55)	0.00%
Net Income (Loss)	$(37,684)	$(41,718)	$4,034	(10)%

Tongzhilian’s revenue was nil during the three months ended June 30, 2026. The Company recorded no operating income for the quarter (April to June), resulting from the combined impact of external market conditions and multiple key internal initiatives.

Externally, consumer sentiment remained weak amid the macro environment, and consumers reduced discretionary spending on mid-to-high-end non-essential tourism. Geopolitical factors further fuelled market caution. Potential customers for customized travel postponed their travel plans, leading to an unfavourable transaction environment.

Internally, the Company relocated its registered address to Zhejiang during the quarter, requiring substantial manpower to complete various change filings. Meanwhile, the Company conducted research on local industry policies in Zhejiang and preliminary outreach and surveys of surrounding market resources to lay the groundwork for future regional business expansion. Constrained by limited manpower, the Company also continued to serve pre-paid existing members with a focus on enhancing customer loyalty and repeat purchase intentions.

With core operational resources occupied by multiple priorities, the Company proactively suspended large-scale new customer acquisition and order development. No new transaction orders were secured during the quarter, resulting in zero revenue.

Revenue during the three months ended June 30, 2026 decreased by 100% compared to the operating revenue of $82,485 for the three months ended June 30, 2025.

For the three months ended June 30, 2026, we realized a gross profit margin of 0%, as our gross profit amounted to nil.

Operating expenses for the three months ended June 30, 2026 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $37,739 in operating expenses during this period were primarily attributable to:

●	$8,475 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$10,262 in salaries and benefits.

●	$9,974 in office expenses,.

●	$8,588 in rentals and leases.

For the reasons described above, our net loss for the three months ended June 30, 2026 was $37,684.

Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025.

The following table summarizes our operating results for nine months ended June 30, 2026 and 2025.

	For the Nine Months Ended June 30,
	2026	2025	Change
	(Unaudited)	(Unaudited)	$	%
Revenue	$25,552	$1,176,532	$(1,150,980)	(98)%
Cost of revenue	13,174	735,678	(722,504)	(98)%
Gross Profit	12,378	440,854	(428,476)	(97)%
Selling, general and administrative expenses	376,978	333,945	43,033	13%
Income (loss) from operations	(364,600)	106,909	(471,509)	(441)%
Other income(expense)	104	0	104	0%
Income before provision for income taxes	(364,496)	106,909	(471,405)	(441)%
Provision for income taxes	(523)	106,900	(107,423)	(100)%
Net Income (Loss)	$(363,973)	$9	$(363,982)	(4,044,244)%

Tongzhilian’s revenue was $25,552 during the nine months ended June 30, 2026. All our revenue was generated by our subsidiary Tongzhilian, which was solely derived from product sales throughout the period.

Revenue during the nine months ended June 30, 2026 decreased by 98% compared to the operating revenue of $1,176,532 for the nine months ended June 30, 2025.

For the nine months ended June 30, 2026, we realized a gross profit margin of 48%, as our gross profit amounted to $ 12,378.

Operating expenses for the nine months ended June 30, 2026 consisted primarily of salaries and benefits, office expenses and rentals and leases and professional fees. Our $376,978 in operating expenses during this period were primarily attributable to:

●	$30,662 in professional fees and related expenses incurred as a result of our status as a reporting company in the United States.

●	$115,6911in salaries and benefits.

●	$203,948 in office expenses, which included $79,920 represented by the fair value of 3,600,000 shares of the Company’s common stock that we issued to EHCLGLOBAL in exchange for investor and public relations services.

●	$25,325 in rentals and leases.

For the reasons described above, our net loss for the nine months ended June 30, 2026 was $363,973.

Liquidity and Capital Resources

On June 30, 2026, the Company had $15,189 in cash and cash equivalents, an increase of $10,757 during the nine months then ended.

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended June 30, 2026 and 2025.

	For the Nine Months Ended
	June 30,		Change
	2026	2025	$
Net cash provided by (used in) operating activities	$(123,591)	$(508,348)	$277,857
Net cash (used in) Investing activities	-	-	-
Net cash provided by (used in) financing activities	124,982	(14,922)	139,904
Effect of exchange rate fluctuation on cash and cash equivalents	1,908	74,655)	34,153
Net increase in cash and cash equivalents	3,299	(448,615)	451,914
Cash and cash equivalents, beginning of period	73,368	698,307	(624,939)
Cash and cash equivalents, end of period	$76,667	$249,692	$(173,025)

During the nine months ended June 30, 2026, our operations used net cash of $123,591.

Our financing activities during the nine months ended June 30, 2026 generated $124,809. This reflects interest-free loans provided to the Company by our CEO, Huang Fang, partially offset by the repayment of $72,000 to Shanghai Maitong. Our financing activities during the nine months ended June 30, 2026 used $(14,922).

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lacks expertise in identifying and addressing complex accounting issue under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of June 30, 2026 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended June 30, 2026 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, the Company recorded two sales of unregistered shares:

On February 12, 2026, the Company issued a total of 3,625,000 shares with a fair value on the grant date of $0.0222 per share, consisting of 3,600,000 shares issued in exchange for marketing and consulting services, and 25,000 shares granted as employee equity incentives. The shares were sold and granted in a private offering to service providers and employees who acquired the shares for their own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2026.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MAITONG SUNSHINE CULTURAL DEVELOPMENT CO., LIMITED

Signature		Title	Date

By:	/s/ Huang Fang	Chief Executive Officer	August 13, 2026
	Huang Fang	(Principal Executive Officer)

By:	/s/ Shang Jia	Chief Financial Officer	August 13, 2026
	Shang Jia	(Principal Financial and Accounting Officer)